Form 10-Q
period 1996-06-30
INNOVATIVE GAMING CORP OF AMERICA
filed 1996-08-13
CIK 897795

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission file number                    O-22482

                 INNOVATIVE GAMING CORPORATION OF AMERICA

             (Exact Name of Registrant as Specified in Its Charter)

                 Minnesota                                41-1713864
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or  Organization)

                      4750 Turbo Circle, Reno, Nevada 89502
                    (Address of Principal Executive Offices)

                            (702) 823-3000
                (Issuer's Telephone Number, Including Area Code)

      12700 Industrial Park Boulevard, Suite 60, Plymouth, Minnesota 55441
                 (Former Address , If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 5, 1996 there were 6,456,515 shares of common stock, $0.01 par value outstanding.


                    INNOVATIVE GAMING CORPORATION OF AMERICA


                                 Form 10-Q Index
                                  June 30, 1996


Part I:        Financial Information

Item 1.        Financial Statements
               Consolidated Condensed Balance Sheets -
                 June 30, 1996 and December 31, 1995                        3
               Consolidated Condensed Statements of Operations -
                 for the three and six months ended
                 June 30, 1996 and 1995                                     4

               Consolidated Condensed Statements of Cash Flows -
                 for the three and six months ended
                 June 30, 1996 and 1995                                     5

               Notes to Consolidated Condensed
                 Financial Statements                                       6

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                9

Part II:       Other Information

Item 4:        Submission of Matters to a Vote of Security Holders          13

Item 6:        Exhibits and Reports on Form 8-K                             13

               Signatures                                                   14

               Index of Exhibits                                            15

               Exhibits                                                     16

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                   June 30,      December 31,
                                                                                     1996             1995
                                                                                  ----------       --------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $    313       $    897
  Available-for-sale securities                                                    7,507          7,852
  Restricted investments                                                             542            542
  Accounts receivable                                                                476            116
  Current portion of notes receivable                                                783            873
  Inventories                                                                      4,673          5,806
  Prepaid expenses and other                                                         367            351
                                                                                --------       --------
     Total current assets                                                         14,661         16,437

NOTES RECEIVABLE, LESS CURRENT PORTION                                               300            951
PROPERTY AND EQUIPMENT, NET                                                          415            359
DEFERRED INCOME TAXES                                                                720            854
INTANGIBLE ASSETS, NET                                                             2,257            328
                                                                                --------       --------

                                                                                $ 18,353       $ 18,929
                                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $    378       $    335
  Accrued expenses                                                                   353             63
                                                                                --------       --------

     Total liabilities                                                               731            398
                                                                                --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    6,417,515 and 4,968,915 shares issued and outstanding, respectively               64             50
  Class B non-voting common stock, $.01 par value, 1,025,000 shares
   authorized, 0 and 1,025,000 shares issued and outstanding, respectively          --               10
  Additional paid-in capital                                                      24,726         21,848
  Accumulated deficit                                                             (7,119)        (3,380)
  Unrealized holding gain (loss) on available-for-sale securities                    (49)             3
                                                                                --------       --------

     Total stockholders' equity                                                   17,622         18,531
                                                                                --------       --------

                                                                                $ 18,353       $ 18,929
                                                                                ========       ========



             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                      -----------------------------       ----------------------------

                                                         1996              1995              1996              1995
                                                      -----------       -----------       -----------       -----------
SALES                                                  $       730       $     2,515       $     1,236       $     5,842

COST OF SALES                                                  495             1,656               869             3,649
                                                       -----------       -----------       -----------       -----------

    Gross profit                                               235               859               367             2,193

SELLING, GENERAL AND ADMINISTRATIVE                          1,353             1,119             2,565             2,372

RESTRUCTURING COSTS                                          1,716              --               1,716              --
                                                       -----------       -----------       -----------       -----------

    Loss from operations                                    (2,834)             (260)           (3,914)             (179)

INTEREST INCOME, NET                                           154               149               330               291
                                                       -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                           (2,680)             (111)           (3,584)              112

    Provision for (benefit of) income taxes                    155               (49)              155               (14)
                                                       -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                           (2,835)              (62)           (3,739)              126

  Preferred stock dividends paid                              --                  20              --                  40
  Preferred stock accretion adjustment                        --                   5              --                  10
                                                       -----------       -----------       -----------       -----------

INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS      ($    2,835)      ($       87)      ($    3,739)      $        76
                                                       ===========       ===========       ===========       ===========

INCOME (LOSS) PER COMMON SHARE
 AND COMMON SHARE EQUIVALENTS:

PRIMARY AND FULLY DILUTED                              ($     0.45)      ($     0.01)      ($     0.60)      $      0.01
                                                       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                               6,367,845         5,803,216         6,258,688         6,071,491
                                                       ===========       ===========       ===========       ===========


             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           Three Months Ended June 30,            Six Months Ended June 30,
                                                           ---------------------------         -----------------------------
                                                               1996          1995                     1996         1995
                                                            ----------   -----------                ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       ($2,835)      ($   62)                  ($3,739)      $   126
      Adjustments to reconcile net income (loss) to
       cash flows from operating activities -
      Depreciation and amortization                              203            84                       322           168
      Deferred income taxes                                      134           (49)                      134           (34)
      Loss on sale of property and equipment                      99          --                          99          --
      (Gain) loss on sale of securities and investments            7          --                          25            (2)
      Increase in allowance for uncollectible accounts            78          --                          78          --
      Stock option compensation earned                             3            10                         4            15
      Changes in operating assets and liabilities                980           657                     1,706          (509)
                                                             -------       -------                   -------       -------

        Cash flows from operating activities                  (1,331)          640                    (1,371)         (236)
                                                             -------       -------                   -------       -------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of securities and investments                   (1,104)       (1,107)                   (5,936)       (9,301)
     Proceeds from sale of securities and investments          1,500         1,100                     6,204         8,700
     Purchase of property and equipment                          (40)           (1)                     (279)           (3)
     Proceeds from sale of property and equipment                 45          --                          45          --
     Payments on non-compete agreement                           (25)         --                         (42)         --
                                                             -------       -------                   -------       -------

        Cash flows from investing activities                     376            (8)                       (8)         (604)
                                                             -------       -------                   -------       -------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term obligations                            (1)           (8)                       (2)          (17)
     Preferred stock dividends paid                             --             (20)                     --             (40)
     Net proceeds from sale of common stock                      443           460                       797           460
     Payments on repurchase of common stock                     --            --                        --            (203)
                                                             -------       -------                   -------       -------

        Cash flows from financing activities                     442           432                       795           200
                                                             -------       -------                   -------       -------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (513)        1,064                      (584)         (640)

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                826         3,088                       897         4,792
                                                             -------       -------                   -------       -------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   313       $ 4,152                   $   313       $ 4,152
                                                             =======       =======                   =======       =======

   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Noncash transactions:
        Class B common stock converted to common stock          --            --                     $    10          --
        Intangible assets acquired with common stock            --            --                     $ 2,081          --

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (including recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996, however losses are expected to continue for the near term.

(2) COMMITMENTS AND CONTINGENCIES

The manufacture, distribution and sale of the Company's products is regulated by various jurisdictions and entities, including requirements to obtain licenses and product approval in several jurisdictions. Failure to successfully obtain these licenses, approvals, or meet other regulatory requirements could materially impact the expansion and future operation of the Company. As a result of these factors, the Company expects quarterly results to be volatile until corporate and game license approvals in major gaming markets are obtained and appropriate marketing efforts in new jurisdictions have been performed. Until all major gaming market approvals and game licenses are received, future sales and earnings levels are expected to continue to be negatively impacted.

On May 14, 1996, the Company entered into a noncancelable operating lease agreement for office and warehouse space in Reno, Nevada. On July 9, 1996, this lease was extended through October 2001. The lease requires monthly payments of $19,000 and requires minimum annual rental commitments of $148,000, $229,000, $230,000, $234,000, $251,000 and $221,000 for the years ending December 31, 1996 through 2001, respectively.

(3) RELATED PARTY TRANSACTIONS

Sales of approximately $224,000 were made to Grand Casinos, Inc. ("GCI") during the quarter ended June 30, 1995. Total sales to GCI for the six months ended June 30, 1995 were $493,000. There were no sales to GCI for the six months ended June 30, 1996. GCI is a stockholder of the Company which is in the business of owning, managing and developing casinos. These sales were made at reduced prices for the purpose of testing, evaluating and marketing Live Video Blackjack, Live Video Craps and Live Video Roulette. On October 20, 1994, the Company issued 1,025,000 shares of its Class B non-voting common stock in exchange for: i) 1,025,000 shares of common stock held by GCI, ii) an option to purchase 102,500 additional shares of common stock at $7.00 per share including registration rights on the additional shares, and iii) an increase in the number of games GCI may purchase under the existing discount machine purchase agreement by 50 games (up to an aggregate of 125 games). On December 1, 1995, the Company and GCI amended their earlier agreement to provide that if the Company did not receive certain approvals from the Nevada Gaming Commission ("the Nevada Approvals") on or before December 31, 1995, GCI would, subject to approval of the Minnesota Commissioner of Commerce, exchange its 1,025,000 shares of Class B non-voting common stock for 1,025,000 shares of the Company's common stock. The Company did not receive the Nevada Approvals on or before December 31, 1995. On March 21, 1996, GCI converted 1,025,000 shares of Class B non-voting common stock into 1,025,000 shares of the Company's common stock.




(4) ACQUISITION OF INTANGIBLE ASSETS

On February 2, 1996, the Company acquired the balance of all remaining patents, copyrights and other proprietary information related to its products from certain Japanese suppliers in exchange for 225,000 shares of common stock, which had a market value of $2,081,000 on the date of the exchange. The Company is amortizing the acquired intangible assets over their useful lives which range from five to ten years.

(5) COMMON STOCK

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of June 30, 1996, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. A total of 50,000 shares were repurchased during the six months ended June 30, 1995. No shares were repurchased during the six months ended June 30, 1996.

(6) INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company had cumulative federal net operating loss carryforwards of approximately $2,900,000 as of December 31, 1995. These losses if not used will begin to expire in 2009. The use of approximately $1,250,000 of these losses is limited to approximately $250,000 per year for the next five years because the loss was generated in a short tax year. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

(7) DISTRIBUTION AGREEMENTS

On February 7, 1996, the Company entered into a distribution agreement with Aristocrat Leisure Industries PTY LTD to exclusively distribute the Company's games in Australia, New Zealand and other Asian-Pacific territories. The term of the agreement is five years with minimum game purchase requirements of 100 units per year. The agreement is also subject to certain regulatory and product licensing requirements in various jurisdictions prior to product sales.

On March 5, 1996, the Company entered into distribution agreements with Ludi S.F.M. and S.A.M. Eurusa to exclusively distribute the Company's games in France, Monaco, Morocco, Tunisia and Italy. Ludi is affiliated with Eurusa. The agreements have terms of three years and are subject to certain regulatory and product licensing requirements in various jurisdictions prior to product sales.

(8) EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into employment contracts with certain of its executive officers which generally provide for base compensation, bonus compensation and stock option grants. In addition the Company has entered into a consulting and noncompete agreement with its former chief executive officer.

(9) RESTRUCTURING PLAN

During the quarter ended June 30, 1996, the Company formalized details of a comprehensive restructuring plan designed to reduce costs and improve efficiency of operations. Included in the restructuring plan was the consolidation and relocation of corporate facilities to Reno, Nevada, replacement of management with Nevada gaming experienced management, and an overall evaluation of the Company's product lines and new markets. As a result of this restructuring plan, the Company recorded a one-time charge against earnings in the second quarter totaling $1,716,000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was formed in 1991 to develop, manufacture, market and distribute group participation and other specialty video gaming machines. The Company manufactures, distributes and markets Live Video Blackjack, Live Video Craps, Live Video Roulette and Supersuits Progressive Blackjack to gaming markets worldwide. Since inception, the Company has focused most of its resources on the regulatory approval process and the sale and installation of Live Video Blackjack, Live Video Craps, Live Video Roulette, Supersuits Progressive Blackjack and the development of other products.

In the second quarter, the Company initiated a restructuring plan which included relocating to Reno, Nevada as described in Note 9 of the Notes to Consolidated Condensed Financial Statements. On May 14, 1996 the Company entered into a noncancelable operating lease for office and warehouse space in Reno to relocate its corporate and manufacturing headquarters in order to draw from a more experienced vendor and employee pool and to work more closely with a significant number of potential customers in designing, developing and marketing the Company's product. In June 1996 the Company began the process of relocating its corporate offices, inventory and manufacturing activities. The Company anticipates the move will be completed by mid-August 1996.

The Company and Grand Casinos, Inc. ("GCI") have entered into an agreement which will allow casinos owned or managed by GCI or its affiliates to purchase up to 125 of the Company's video gaming machines at prices lower than the price the Company charges unrelated parties. From inception through June 30, 1996, the Company has sold 42 Live Video Blackjack machines, 11 Live Video Craps machines and 8 Live Video Roulette machines to casinos either owned or managed by GCI.

The Company distributes its products both directly to the gaming marketplace and through licensed distributors. In certain jurisdictions, the Company has received technical game approval but has not received its distributor's license. In certain jurisdictions the Company may use an existing licensed distributor to sell its products pursuant to any necessary Tribal or regulatory transaction approvals. The Company at this time has active applications for manufacturer/distributor gaming licenses in Colorado and the Atlantic Lottery (four Canadian Maritime provinces). The Company's games are presently under consideration for technical approvals in Nevada and New South Wales, Australia. The Company intends to apply for necessary licenses or approvals in key jurisdictions both domestically and internationally where Class III type gaming is permitted.

The Company has granted Sodak Gaming, Inc. a five-year non-exclusive license to distribute Live Video Blackjack, Live Video Craps and Live Video Roulette machines to North American Indian casinos (excluding the states of Minnesota and Nevada) and to non-Indian casinos in the states of North Dakota, South Dakota and Wyoming. The Company has also granted Drew Distributing a three-year exclusive license to distribute Live Video Blackjack, Live Video Craps and Live Video Roulette in South Carolina.

On February 7, 1996, the Company entered into a distribution agreement with Aristocrat Leisure Industries PTY LTD to exclusively distribute the Company's games in Australia, New Zealand and other Asian-Pacific territories. The term of the agreement is five years with minimum game purchase requirements of 100 units per year. The agreement is also subject to certain regulatory and product licensing requirements in various jurisdictions. On March 5, 1996, the Company entered into distribution agreements with Ludi S.F.M. and S.A.M. Eurusa to exclusively distribute the Company's games in France, Monaco, Morocco, Tunisia and Italy. Ludi is affiliated with Eurusa. The agreements have terms of three years and are subject to certain regulatory and product licensing requirements in various jurisdictions.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1995

For the second quarter and year-to-date periods ended June 30, 1996, the Company incurred losses attributable to common shareholders of $2,835,000 or $.45 per share and $3,739,000 or $.60 per share, respectively. These losses resulted primarily from a restructuring charge recorded in the second quarter (described below), lower sales volumes and expenses for preparing the Company's games for introduction into the Australia and Nevada markets.

Sales, Cost of Sales and Gross Profit

Sales for the quarter ended June 30, 1996 ("second quarter 1996") decreased $1,785,000 to $730,000 from $2,515,000 for the quarter ended June 30, 1995
("second quarter 1995"). Net sales included 9 games for second quarter 1996, compared to 40 games for second quarter 1995. Sales for the six months ended June 30, 1996, decreased $4,606,000 to $1,236,000 from $5,842,000 for the six months ended June 30, 1995. The first six months of 1995 included the Company's entrance into the markets of Arizona (Roulette), Wisconsin and North Carolina which resulted in the sale of 30 games, and 41 games sold into South Carolina. Five games were sold into those markets during the first six months of 1996, with all those sales occurring in the second quarter. Delays in acquiring certain gaming licenses in key jurisdictions has limited the markets available to sell product. Sales will continue to be volatile while new jurisdictional licenses and/or distribution agreements are obtained. The Company anticipates technical game review in the key jurisdictions of Nevada and Australia will be completed in the near future so that subsequent field testing and approval can be received not later than the first quarter of 1997.

The gross margin for the second quarter of 1996 was 32.2 %, which decreased 1.9% from 34.1% for the second quarter 1995. The gross margin for the six months ended June 30, 1996 was 29.7%, which decreased 7.8% from the six months ended June 30, 1995. These declines were due to higher cost of game components as a result of unfavorable Yen exchange rates and due to shrinking demand for the Company's product in certain existing licensed Indian and riverboat jurisdictions. Also, 100% and 83% of the Company's game sales for the six months ended June 30, 1996 and 1995, respectively, were sold through either distributors or to GCI. Sales through distributors and GCI are typically at a lower gross margin than direct sales made by the Company. Gross margins are expected to remain lower than historical levels until new gaming jurisdictions can be obtained.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the second quarter 1996 increased $234,000 to $1,353,000 compared to the second quarter 1995. Selling, general and administrative expense for the six months ended June 30, 1996, increased $193,000 from the six months ended June 30, 1995. These increases in selling, general and administrative expenses for the second quarter 1996 and the six months ended June 30, 1996, were primarily due to; i) product engineering and development expenses related to preparing the Company's blackjack and roulette games for sale in Australia and other jurisdictions, ii) an increase in the Company's allowance for uncollectible accounts and notes receivable, and
iii) an increase in patent amortization primarily due to the first quarter 1996 acquisition of intellectual property.


Restructuring Costs

The Company recognized $1,716,000 of restructuring costs, which included expenses relating to the Company's relocation to Reno, management transition and product focus. The Company has accrued all anticipated expenses related to its relocation as of June 30, 1996. During the move the Company maintained operations in both Reno and Plymouth for over two months, which resulted in the duplication of various expenses. Additionally, the Company incurred a loss upon the sale and disposal of its unusable office equipment, computer equipment and leasehold improvements when moving out of the Plymouth office as part of the relocation to Reno.

During its restructuring the Company's management also focused on the product lines it feels are necessary to provide the salability, manufacturing capability and ultimately the profit margins necessary to achieve and sustain future growth. As part of this process the Company recorded an inventory obsolescence reserve on certain of its prior products.

Interest Income

Interest income for the second quarter 1996 was $154,000, which was a $5,000 increase over the second quarter 1995. Interest income for the six months ended June 30, 1996, increased $39,000 over the six months ended June 30, 1995. Interest income increased due to larger amounts invested in interest bearing accounts, which increased over the past year from the collection of accounts and notes receivable, a reduction of inventory and the exercise of stock options.

Provision for Income Taxes

The Company recorded a $155,000 provision for income taxes during the second quarter 1996 to record a full valuation allowance on the Company's deferred tax asset relating to its net operating loss carryforwards.

Accumulated Deficit

The Company had an accumulated deficit of $7,119,000 as of June 30, 1996. Due to the highly regulated environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future results are highly dependent on the Company's ability to obtain the necessary license and/or product approvals in various jurisdictions in order to expand its market base. There can be no assurance as to the time frame during which such anticipated approvals will occur due to the lead times involved in the regulatory approval process. Due to the unique nature and price of the Company's products, it is difficult to predict the appropriate selling cycle time frame involved in each new jurisdiction.

As a result of these factors, the Company expects quarterly results to be volatile until licenses and approvals in major gaming markets are obtained and appropriate marketing efforts in new jurisdictions have been performed. The Company has experienced delays in acquiring certain gaming licenses in key jurisdictions. These delays are expected to continue to negatively impact anticipated future sales and earnings levels.

Liquidity and Capital Resources

The Company entered into a $542,000 standby letter of credit/revolving credit arrangement to facilitate acquisition of components and supplies from foreign vendors. The facility is collateralized by short-term investments of the Company.

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. As of June 30, 1996, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. A total of 50,000 shares were repurchased during the six months ended June 30, 1995. No shares were repurchased during the six months ended June 30, 1996.

The Company had $8,362,000 and $9,291,000 in cash and cash equivalents, available-for-sale securities and restricted investments as of June 30, 1996 and December 31, 1995, respectively. The Company believes that its cash and cash equivalents, available-for-sale securities, restricted investments, cash generated from operations and additional financing capacity will be sufficient to meet the Company's current and long term liquidity and capital needs. The Company had no long-term debt as of June 30, 1996.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contains various "forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the Company's timetable of game approval in Nevada and Australia and anticipated relocation completion. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new markets; the effect of economic conditions; a decline in the market acceptability of gaming; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuations in exchange rates, tariffs and other barriers. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.


                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings
         None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 28, 1996, Innovative Gaming Corporation of America, Inc. held its annual meeting of shareholders. Of the 6,307,515 shares of Common Stock eligible to vote, 5,926,634 shares were present and entitled to vote. The following were the votes on the following matters:

         1. The votes cast for the three (3) directors to serve until the next annual meeting of shareholders were:


Name                                      Votes For          Votes Withheld
Edward G. Stevenson                       5,924,934              1,700
Lyle Berman                               5,924,334              2,300
Stanley M. Taube                          5,920,284              6,350


         2. The votes cast to approve an amendment to the Company's 1992 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 445,000 shares were:


  Votes For          Votes Against        Votes Withheld       Broker Non-Vote
  3,308,072             201,949               20,350              2,396,263


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  10.33 Employment Agreement between the Company and Scott Shackelton dated June 10, 1996

         (b)  Reports on Form 8-K

                  None.


                  Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INNOVATIVE GAMING CORPORATION OF AMERICA

                                   /s/  Scott Shackelton
                                   Scott  Shackelton
                                   Chief Financial Officer
                                   (Principal Accounting Officer)

Date:  August 12, 1996

                                  EXHIBIT INDEX



                                                                      Sequential
   Exhibit No.                                  Description              Page

     10.33         Employment Agreement between the Company and
                    Scott Shackelton dated June 10, 1996                   15