Form 10-Q
period 1996-09-30
INNOVATIVE GAMING CORP OF AMERICA
filed 1996-11-14
CIK 897795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                  September 30, 1996
                               -------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______ .

Commission file number       0-22482   .
                      -----------------

                    INNOVATIVE GAMING CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Minnesota                                       41-1713864
------------------------------------        ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                      4750 Turbo Circle, Reno, Nevada 89502
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 823-3000
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
                 (Former Address, If Changed Since Last Report)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_ No___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 4, 1996 there were 6,456,515 shares of common stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                               September 30, 1996



Part I:        Financial Information

Item 1.        Financial Statements
               Consolidated Condensed Balance Sheets -
               September 30, 1996 and December 31, 1995  (Unaudited)           3

               Consolidated Condensed Statements of Operations -
               for the three and nine months ended
               September 30, 1996   and 1995 (Unaudited)                       4

               Consolidated Condensed Statements of Cash Flows -
               for the three and nine months ended
               September 30, 1996 and 1995 (Unaudited)                         5

               Notes to Consolidated Condensed
               Financial Statements                                            6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                      9

Part II:       Other Information

Item 1.        Legal Proceedings                                              13

Item 4.        Submission of Matters to a Vote of Security Holders            13

Item 6.        Exhibits and Reports on Form 8-K                               13

               Signatures                                                     14

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS
                                                                            September 30, December 31,
                                                                                1996         1995
                                                                              --------     --------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  3,946     $    897
  Available-for-sale securities                                                  3,818        7,852
  Restricted investments                                                           542          542
  Accounts receivable                                                              216          116
  Current portion of notes receivable                                              265          873
  Inventories                                                                    5,086        5,806
  Prepaid expenses and other                                                       220          351
                                                                              --------     --------
     Total current assets                                                       14,093       16,437

NOTES RECEIVABLE, LESS CURRENT PORTION                                            --            951
PROPERTY AND EQUIPMENT, NET                                                        458          359
DEFERRED INCOME TAXES                                                              720          854
INTANGIBLE ASSETS, NET                                                           2,169          328
                                                                              --------     --------

                                                                              $ 17,440     $ 18,929
                                                                              ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $    609     $    335
  Accrued expenses                                                                 208           63
                                                                              --------     --------

     Total liabilities                                                             817          398
                                                                              --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    6,456,515 and 4,968,915 shares issued and outstanding, respectively             65           50
  Class B non-voting common stock, $.01 par value, 1,025,000 shares
   authorized, 0 and 1,025,000 shares issued and outstanding, respectively        --             10
  Additional paid-in capital                                                    24,865       21,848
  Accumulated deficit                                                           (8,278)      (3,380)
  Unrealized holding gain (loss) on available-for-sale securities                  (29)           3
                                                                              --------     --------

     Total stockholders' equity                                                 16,623       18,531
                                                                              --------     --------

                                                                              $ 17,440     $ 18,929
                                                                              ========     ========


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                      Three Months                      Nine Months
                                                   Ended September 30,             Ended September 30,
                                               ---------------------------     ---------------------------
                                                   1996           1995            1996             1995
                                               -----------     -----------     -----------     -----------

SALES                                          $       733     $       357     $     1,969     $     6,199

COST OF SALES                                          526             312           1,395           3,961
                                               -----------     -----------     -----------     -----------

    Gross profit                                       207              45             574           2,238

SELLING, GENERAL AND ADMINISTRATIVE                  1,502           1,157           4,067           3,529

RESTRUCTURING COSTS                                   --              --             1,716            --
                                               -----------     -----------     -----------     -----------

    Loss from operations                            (1,295)         (1,112)         (5,209)         (1,291)

INTEREST INCOME, NET                                   136             181             466             472
                                               -----------     -----------     -----------     -----------

LOSS BEFORE INCOME TAXES                            (1,159)           (931)         (4,743)           (819)

    Provision for (benefit of) income taxes           --              --               155             (14)
                                               -----------     -----------     -----------     -----------

NET LOSS                                            (1,159)           (931)         (4,898)           (805)

  Preferred stock dividends paid                      --                20            --                60
  Preferred stock accretion adjustment                --                 7            --                17
                                               -----------     -----------     -----------     -----------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS       ($    1,159)    ($      958)    ($    4,898)    ($      882)
                                               ===========     ===========     ===========     ===========

LOSS PER COMMON SHARE
 AND COMMON SHARE EQUIVALENTS:

PRIMARY AND FULLY DILUTED                      ($     0.18)    ($     0.16)    ($     0.77)    ($     0.15)
                                               ===========     ===========     ===========     ===========

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                       6,445,702       5,878,702       6,352,195       5,815,693
                                               ===========     ===========     ===========     ===========

See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Three Months              Nine Months
                                                         Ended September 30,      Ended September 30,
                                                       ---------------------     ---------------------
                                                         1996         1995         1996         1995
                                                       --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             ($ 1,159)    ($   931)    ($ 4,898)    ($   805)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                            117           84          439          252
   Deferred income taxes                                   --            (76)         134         (110)
   (Gain) loss on sale of property and equipment             (1)        --             98         --
   Loss on sale of securities and investments                 2           21           27           19
   Increase in allowance for uncollectible accounts        --           --             78         --
   Stock option compensation earned                           3           (2)           7           13
   Changes in operating assets and liabilities              922        1,331        2,628          822
                                                       --------     --------     --------     --------

     Cash flows from operating activities                  (116)         427       (1,487)         191
                                                       --------     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities and investments                   --         (4,041)      (5,936)     (13,342)
  Proceeds from sale of securities and investments        3,708         --          9,912        8,700
  Purchase of property and equipment                        (71)        --           (350)          (3)
  Proceeds from sale of property and equipment             --           --             45         --
  Payments on non-compete agreement                         (24)        --            (66)        --
                                                       --------     --------     --------     --------

     Cash flows from investing activities                 3,613       (4,041)       3,605       (4,645)
                                                       --------     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term obligations                          (1)          (8)          (3)         (25)
  Preferred stock dividends paid                           --            (20)        --            (60)
  Net proceeds from sale of common stock                    137          342          934          802
  Payments on repurchase of common stock                   --           --           --           (203)
                                                       --------     --------     --------     --------

     Cash flows from financing activities                   136          314          931          514
                                                       --------     --------     --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,633       (3,300)       3,049       (3,940)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              313        4,152          897        4,792
                                                       --------     --------     --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $  3,946     $    852     $  3,946     $    852
                                                       ========     ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Noncash transactions:
     Class B common stock converted to common stock        --           --       $     10         --
     Intangible assets acquired with common stock          --           --       $  2,081         --

See Notes to Consolidated Condensed Financial Statements.


             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (including recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996, however losses are expected to continue for the near term.

(2)  COMMITMENTS AND CONTINGENCIES

The manufacture, distribution and sale of the Company's products are regulated by various jurisdictions and entities, including requirements to obtain licenses and product approval in several jurisdictions. Failure to successfully obtain these licenses, approvals, or meet other regulatory requirements could materially impact the expansion and future operation of the Company. As a result of these factors, the Company expects quarterly results to be volatile until corporate and game license approvals in major gaming markets are obtained and appropriate marketing efforts in new jurisdictions have been performed. Until all major gaming market approvals and game licenses are received, future sales and earnings levels are expected to continue to be negatively impacted.

On May 14, 1996, the Company entered into a noncancelable operating lease agreement for office and warehouse space in Reno, Nevada. On July 19, 1996, this lease was extended through October 2001. The lease requires monthly payments of $19,000 and requires minimum annual rental commitments of $148,000, $229,000, $235,000, $266,000, $283,000 and $248,000 for the years ending December 31, 1996 through 2001, respectively.

On August 28, 1996, the Company entered into a noncancelable operative lease agreement for office and warehouse space in Las Vegas, Nevada. The lease commenced September 1, 1996, for a term of three years with monthly payments of $2,144 and minimum annual rental commitments of $9,000, $26,000, $28,000 and $18,000 for the years ending December 31, 1996 through 1999, respectively.

(3)  RELATED PARTY TRANSACTIONS

Sales of approximately $67,000 were made to Grand Casinos, Inc. ("GCI") during the quarter ended September 30, 1995. Total sales to GCI for the nine months ended September 30, 1995 were $560,000. There were no sales to GCI for the nine months ended September 30, 1996. GCI, which is in the business of owning, managing and developing casinos, is a stockholder of the Company. These sales were made at reduced prices for the purpose of testing, evaluating and marketing Live Video Blackjack, Live Video Craps and Live Video Roulette. On October 20, 1994, the Company issued 1,025,000 shares of its Class B non-voting common stock in exchange for: i) 1,025,000 shares of common stock held by GCI, ii) an option to purchase 102,500 additional shares of common stock at $7.00 per share including registration rights on the additional shares, and iii) an increase in the number of games GCI may purchase under the existing discount machine purchase agreement by 50 games (up to an aggregate of 125 games). On December 1, 1995, the Company and GCI amended their earlier agreement to provide that if the Company did not receive certain approvals from the Nevada Gaming Commission ("the Nevada Approvals") on or before December 31, 1995, GCI would, subject to approval of the Minnesota Commissioner of Commerce, exchange its 1,025,000 shares of Class B non-voting common stock for 1,025,000 shares of the Company's common stock. The Company did not receive the Nevada Approvals on or before December 31, 1995. On March 21, 1996, GCI converted 1,025,000 shares of Class B non-voting common stock into 1,025,000 shares of the Company's common stock.

(4)  ACQUISITION OF INTANGIBLE ASSETS

On February 2, 1996, the Company acquired the balance of all remaining patents, copyrights and other proprietary information related to its products from certain Japanese suppliers in exchange for 225,000 shares of common stock, which had a market value of $2,081,000 on the date of the exchange. The Company is amortizing the acquired intangible assets over their useful lives, which range from five to ten years.

(5)  COMMON STOCK

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of September 30, 1996, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. A total of 50,000 shares were repurchased during the nine months ended September 30, 1995. No shares were repurchased in the quarter ended September 30, 1995. No shares were repurchased during the nine months ended September 30, 1996.

(6)  INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company had cumulative federal net operating loss carry forwards of approximately $2,900,000 as of December 31, 1995. These losses, if not used, will begin to expire in 2009. The use of approximately $1,250,000 of these losses is limited to approximately $250,000 per year for the next five years because the loss was generated in a short tax year. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry forwards.

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

(8) EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into employment contracts with certain of its executive officers which generally provide for base compensation, bonus compensation and stock option grants. In addition, the Company has entered into a consulting and noncompete agreement with its former chief executive officer.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was formed in 1991 to develop, manufacture, market and distribute group participation and other specialty video gaming machines. The Company manufactures, distributes and markets electronic blackjack, craps, roulette and progressive blackjack machines to gaming markets worldwide. Since inception, the Company has focused most of its resources on the regulatory approval process and the sale and installation of its machines and the development of other products.

In late October 1996, the Company received administrative approval from the Nevada gaming authorities to place its multi-terminal blackjack, roulette and craps games on field trial in a Las Vegas, Nevada casino. Upon completion of the field trial and final formal approval by the Nevada Gaming Commission, the Company intends to begin distribution of its games in Nevada; approximately first quarter 1997. Additionally, in late October 1996, the Company received approval by the Colorado Gaming Commission for licensure as a manufacturer/distributor. The Company has submitted its multi-terminal blackjack game to authorities for technical approval in the Colorado market.

In the second quarter ended June 30, 1996, the Company initiated a restructuring plan which included relocating to Reno, Nevada as described in Note 9 of the Notes to Consolidated Condensed Financial Statements. On May 14, 1996, the Company entered into a noncancelable operating lease for office and warehouse space in Reno to relocate its corporate and manufacturing headquarters in order to draw from a more experienced vendor and employee pool and to work more closely with a significant number of potential customers in designing, developing and marketing the Company's products. In June 1996, the Company began the process of relocating its corporate offices, inventory and manufacturing activities. The Company completed the move in mid-August 1996.

The Company and Grand Casinos, Inc. ("GCI") have entered into an agreement which will allow casinos owned or managed by GCI or its affiliates to purchase up to 125 of the Company's video gaming machines at prices lower than the price the Company charges unrelated parties. From inception through September 30, 1996, the Company has sold 42 blackjack machines, 11 craps machines and 8 roulette machines to casinos either owned or managed by GCI. There were no sales to GCI for the nine months ended September 30, 1996.

The Company distributes its products both directly to the gaming marketplace and through licensed distributors. In certain jurisdictions, the Company has received technical game approval but has not sought or received its distributor's license. In certain jurisdictions the Company may use an existing licensed distributor to sell its products pursuant to any necessary Tribal or regulatory transaction approvals. The Company has, and/or intends to apply for necessary licenses or technical approvals in key jurisdictions both domestically and internationally where Class III type gaming is permitted.

The Company has granted Sodak Gaming, Inc. a five-year non-exclusive license to distribute the Company's electronic blackjack, craps and roulette machines to North American Indian casinos (excluding the states of Minnesota and Nevada) and to non-Indian casinos in the states of North Dakota, South Dakota and Wyoming. The Company has also granted Drew Distributing a three-year exclusive license to distribute the Company's electronic blackjack, craps and roulette in South Carolina.

On February 7, 1996, the Company entered into a distribution agreement with Aristocrat Leisure Industries PTY LTD to exclusively distribute the Company's games in Australia, New Zealand and other Asian-Pacific territories. The term of the agreement is five years with minimum game purchase requirements of 100 units per year, which are expected to begin in 1997. The agreement is also subject to certain regulatory and product licensing requirements in various jurisdictions. On March 5, 1996, the Company entered into distribution agreements with Ludi S.F.M. and S.A.M. Eurusa to exclusively distribute the Company's games in France, Monaco, Morocco, Tunisia and Italy. Ludi is affiliated with Eurusa. These agreements have terms of three years and are subject to certain regulatory and product licensing requirements in various jurisdictions.


         RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

For the three and nine month periods ended September 30, 1996, the Company recorded losses attributable to shareholders of $1,159,000, or $.18 per share, and $4,898,000, or $.77 per share, respectively. These losses were the result of low sales volume while expense levels were high due to the Company's efforts to develop/enhance its products while pursuing licensing and the introduction of those products into new markets. The expenses for the nine month period also included a restructuring charge of $1,716,000, recorded in the second quarter.

SALES, COST OF SALES AND GROSS PROFIT

Sales for the quarter ended September 30, 1996 increased $376,000 to $733,000 compared to $357,000 recorded in the quarter ended September 30, 1995. Net sales included 9 games in the current quarter compared to 3 games sold in the prior year period. Sales for the nine months ended September 30, 1996 decreased to $2.0 million from $6.2 million recorded in the nine months ended September 30, 1995. Game sales for the 1996 period totaled 24 compared to 92 in the comparable 1995 period. The first nine months of 1995 included the Company's entrance into the markets of Arizona, Wisconsin and North Carolina, which resulted in the sale of 33 games, and 39 games sold into South Carolina. A total of 7 games were sold into these markets in the first nine months of 1996. Delays in acquiring certain gaming licenses in key jurisdictions has limited the markets available to sell the Company's products. Sales will continue to be volatile while new jurisdictional licenses and/or distribution agreements are obtained. The Company is pursuing game approval in the key jurisdictions of Nevada and Australia.

The gross margin for the third quarter of 1996 was 28.2 % compared to 12.6% for the third quarter of 1995. The lower gross margin in 1995 was due to higher cost of game components as a result of unfavorable Yen exchange rates and due to shrinking demand for the Company's products in certain existing licensed Indian and riverboat jurisdictions. The gross margin for the nine months ended September 30, 1996 was 29.2% compared to 36.1% for the nine months ended September 30, 1995. This decline as due to higher cost of game components as a result of unfavorable Yen exchange rates, and due to 100% of game sales in 1996 being to distributors, which yield lower gross margins than direct sales made by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended September 30, 1996 increased $345,000 to $1,502,000 compared to $1,157,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, selling, general and administrative expense increased $538,000 to $4,067,000. These expense increases were primarily due to higher product engineering and development expenses related to preparing the Company's products for introduction into new jurisdictions, and increased payroll expenses.

RESTRUCTURING COSTS

The Company recognized $1,716,000 in restructuring costs, which included expenses relating to the Company's relocation to Reno, management transition and product focus. All anticipated expenses related to the relocation and restructuring were accrued in the quarter ended June 30, 1996. During the relocation process, the Company maintained operations in both Reno and Plymouth for over two months, which resulted in duplication of various expenses. Additionally, the Company incurred a loss upon the sale and disposal of unusable office equipment, computer equipment and leasehold improvements when moving out of the Plymouth office.

As part of the restructuring, management also focused on the product lines it feels are necessary to provide the salability, manufacturing capability, and ultimately the profit margins necessary to achieve and sustain future growth. As part of this process the Company recorded an inventory obsolescence reserve on certain of its inventory.

INTEREST INCOME

In the quarter ended September 30, 1996, interest income was $136,000 compared to $181,000 in the quarter ended September 30, 1995. The decrease in interest income was due to a decrease in notes receivable and investments in interest bearing accounts. For the nine months ended September 30, 1996, interest income decreased $6,000 compared to the prior year period.

PROVISION FOR INCOME TAXES

The Company recorded a $155,000 provision for income taxes during the second quarter of 1996 to provide a full valuation allowance on its deferred tax asset relating to its net operating loss carry forwards.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $8,278,000 as of September 30, 1996. Due to the highly regulated environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future results are highly dependent on the Company's ability to obtain the necessary licenses and/or product approvals in various jurisdictions in order to expand its market base. There can be no assurance as the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process. Due to the unique nature and prices of the Company's products, it is difficult to predict the appropriate selling cycle time frame involved in each new jurisdiction.

As a result of these factors, the Company expects quarterly results to be volatile until licenses and approvals are obtained in major gaming markets and appropriate marketing efforts can be performed in new jurisdictions. The Company has experienced delays in acquiring certain gaming licenses in key jurisdictions. Future sales and earnings levels are expected to continue to be negatively impacted until licenses are acquired in key new jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $542,000 standby letter of credit/revolving credit arrangement to facilitate acquisition of components and supplies from foreign vendors. The facility is collateralized by short-term investments of the Company.

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. As of September 30, 1996, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. A total of 50,000 shares were repurchased during the nine months ended September 30, 1995. No shares were repurchased during the nine months ended September 30, 1996.

The Company had $8,306,000 and $9,291,000 in cash and cash equivalents, available-for-sale securities and restricted investments as of September 30, 1996 and December 31, 1995, respectively. The Company believes that its cash and cash equivalents, available-for-sale securities and restricted investments, and additional financing capacity will be sufficient to meet the Company's current liquidity and capital requirements. These resources and cash generated from operations are expected to meet the Company's long-term capital requirements. The Company had no long-term debt as of September 30, 1996.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the Company's timetable of game approval in Nevada, Colorado and Australia. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; changes in interest rates causing a reduction on investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.



                                     PART II

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

         (b)  Reports on Form 8-K

              None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNOVATIVE GAMING CORPORATION OF AMERICA

                                                       /s/ Scott Shackelton
                                                 ------------------------------
                                                         Scott Shackelton
                                                     Chief Financial Officer
                                                 (Principal Accounting Officer)


Date: November 12, 1996