Form 10-K405
period 1996-12-31
INNOVATIVE GAMING CORP OF AMERICA
filed 1997-03-27
CIK 897795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _______ TO________

                           Commission File No. 0-22482

                    INNOVATIVE GAMING CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                  41-1713864
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                Identification No.)

     4750 TURBO CIRCLE
        RENO, NEVADA                                   89502
(Address of principal executive offices)             (Zip Code)

                                 (702) 823-3000
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to he filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                  ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1997, 6,476,515 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on March 17, 1997, was $30,040,365. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors and Grand Casinos, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of the shareholders to be held on May 30, 1997, are incorporated by reference into Items 10 through 13, inclusive.

ITEM 1 . BUSINESS

Innovative Gaming Corporation of America ("IGCA") and its wholly owned operating subsidiary, Innovative Gaming, Inc. ("IGI"), together (the "Company"), develop, manufacture, market and distribute innovative group participation and other specialty gaming machines to the gaming industry. The Company manufactures and distributes multi-station blackjack, craps, and roulette gaming machines under the names of BJ Blitz TM, Hot Shot Dice TM, Lightning Strike Roulette TM, Live Video Blackjack TM, Live Video Craps TM, Live Video Roulette TM and Supersuits Progressive Blackjack TM to certain gaming markets worldwide. Additionally, the Company developed and anticipates marketing in 1997, Bonus Streak TM , a video bonus game which operates in conjunction with a slant top spinning reel slot machine. The Company is also developing and/or enhancing single player and group participation gaming machines for future introductions.

Historically, the Company's primary target markets have been gaming jurisdictions in North America, including casinos on Indian land and in the states of Arizona, Louisiana, Mississippi, Minnesota and South Carolina, and in Europe, through distributors. Subsequent to obtaining regulatory game approvals in early 1997, the Company has commenced marketing its products in Colorado and Nevada. The Company's Australian distributor is in the process of obtaining technical approvals of the Company's products in New South Wales, Australia, where, upon approval, the Company's products will be marketed through such distributor.

The Company expects that its gaming machines will appeal to:

- Casinos/Clubs seeking to enhance the entertainment experience by providing new and unique forms of gaming.

- Casinos/Clubs located in jurisdictions that do not allow live versions of certain games.

- Casinos/Clubs seeking to educate potential casino game players in a less intimidating setting with lower minimum bet requirements than their live game counterparts.

-   Casinos/Clubs seeking to reduce labor and training costs.

- Casino operators/clubs who are attracted by the security and operating controls provided by fully-automated machines.

BUSINESS STRATEGY

The Company's goal is to develop, manufacture and market unique and innovative group participation and other specialty gaming machines that are not offered by traditional slot machine suppliers and manufacturers. The Company believes that it will be able to implement its strategy because of the following factors:

- Innovative Products. The Company has developed and currently markets innovative group video gaming machines that are not presently offered by other manufacturers in the regulated primary gaming markets such as Nevada.

- Marketing/Regulatory Advantages. Certain jurisdictions permit video versions of games that are not allowed in the live format.

- Operational Advantages. The Company anticipates that its gaming machines will help casinos improve security and operational controls and reduce labor costs.

- Financing Assistance. The Company may lease its machines directly to the casino operators or assist casino operators to locate sources of financing to purchase the Company's products. The Company also may enter into lease participation agreements, where allowable, under which the Company receives a portion of the income generated by each machine.

PRODUCTS

The Company currently manufactures and markets three primary platforms of group participation video gaming machines: blackjack, craps and roulette. The Company has also developed and manufactured additional game software such as Supersuits Progressive Blackjack to run on an existing platform. Additionally, the Company has developed a video bonus game built in conjunction with existing slant top spinning reel slot machines.

BJ Blitz and Live Video Blackjack are electronic audio/video group participation blackjack games. Each blackjack machine consists of a central "dealer" and five "player" stations that face the dealer in a semicircle, in the same configuration as a live action blackjack table. The dealer and each player station have video display screens. The dealer screen displays the cards as they are shuffled and dealt, and the dealer's hand. The electronic dealer directs the action with spoken instructions, and indicators flash on the video display screen of the player whose turn it is to bet. Each player station has lighted controls that the players can push to hit, stand, bet, double down, split or buy insurance. Between games, players can also push buttons to display the rules and the odds. The machines incorporate electronically generated voices, sound effects, lights and music into the game.

Management believes that its craps machine is the first entirely electronic group participation video craps game in the world. Hot Shot Dice and Live Video Craps consist of a rectangular table that is approximately half the size of a live action craps table, with a lighted canopy. Each table accommodates six players, two on each side, and one at each end. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a craps table top. Each player has a hand-sized trackball that the player rotates with his palm to roll the dice. The trackball also controls a video "hand" that the player moves around the playing field to place stacks of video "chips" in the appropriate spot to place his bets. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly-colored video hand and chips. The video rolling dice are superimposed on the playing field and the roll of the dice responds to the force and direction with which the player spins the track ball. The game incorporates sound effects such as rolling dice, and visual effects such as a croupier rake that wipes away chips, in addition to electronically-generated voices, music and flashing lights.

Management believes its roulette machine is the first entirely electronic group participation video roulette game in the world. Lightning Strike Roulette and Live Video Roulette consist of a rectangular table that is approximately half the size of a live action roulette table. The table accommodates five players, two on each side and an additional player at one end. The other end of the table has a stand-up cabinet that incorporates a 29-inch video monitor that employs the most advanced computer graphics available in the industry today. On the top of the cabinet, a simulated roulette wheel is displayed that incorporates rotating lights coordinated with the play of the game. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a roulette table betting field. Each player has a hand-sized trackball that the player rotates with his palm to control a video hand that the player moves around the playing field to place stacks of video "chips" in the appropriate spot to place his bets. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly colored video hand and chips. The cabinet video monitor displays sharp, 3 dimensional graphics of rotating dealers, roulette wheel action, betting, instructional game play features, and game summary data.

BONUS STREAK. Bonus Streak is used in conjunction with a slant top spinning reel slot machine. The video bonus game utilizes the industry's first active, high resolution LCD display. When players catch the Bonus Streak symbol on the reel slot, they qualify for bonus play. Bonus play starts with 7 cards dealt face up on the LCD display. If there are any matching cards (two 4's, two jacks, etc.), bonus play ends and the player receives a first level award. If there are no matching cards, the player advances to the next award level. Play continues to subsequent award levels until there is a match or 13 unique cards are displayed, at which time the top bonus jackpot is awarded. Bonus Streak has not yet been approved in any gaming jurisdiction. Upon approval in Nevada, the Company anticipates it will place Bonus Streak in gaming locations on a participation basis wherein the Company will receive a percentage of the games' net win at percentages similar to those received by other specialty game suppliers. This participation amount will be shared with the manufacturer of the slant top spinning reel slot machine. Under an agreement with IGT, as the supplier of the slant top slot machines, the Company will share equally in the net revenues received from the locations until IGT receives its sales price, after which the Company receives 90% and IGT receives 10% of the net revenues.

MANUFACTURING AND SUPPLY ARRANGEMENTS

The Company's primary products are assembled at its production facility in Reno, Nevada, utilizing various parts and components from a large base of vendors. The Company has historically utilized one of its suppliers to facilitate the flow of a significant portion of its parts and components from a Japanese vendor. The Company is not obligated to purchase parts and components from any specific vendor and is not subject to any minimum purchase requirements. On February 2, 1996, the Company negotiated fixed pricing for a minimum of two years for specific electronic components with its Japanese suppliers in its efforts to reduce product cost. With certain electronic parts solidified by contract, the Company is utilizing a more domestic base of vendors for the balance of components to reduce the reliance on exchange rate sensitivities and to negotiate more competitive prices on required components. Except for certain electronic components purchased from a Japanese vendor, the Company has identified alternate sources of supply for significant parts and components should any of its current vendors fail to meet order requirements by the Company.

INTELLECTUAL PROPERTY

On February 2, 1996, the Company acquired the balance of all remaining intellectual property including patents, trademarks, picture rights and copyrights for its games from its Japanese suppliers in exchange for an aggregate 225,000 shares of IGCA common stock. The Company has exclusive ownership and licenses pertaining to its blackjack, craps, roulette and Supersuits Progressive Blackjack in gaming markets worldwide.

IGCA TM, BJ Blitz TM, Hot Shot Dice TM, Lightning Strike Roulette TM, Live Video Blackjack TM, Live Video Craps TM, Live Video Roulette TM, Bonus Streak TM and Supersuits TM are all trademarks of Innovative Gaming Corporation of America. The Company has either Federally registered or applied for Federal registration of these trademarks.

The Company believes that the technical know-how, trade secrets and creative skills of its employees and contract personnel are substantial rights of the Company. The Company requires customers, employees, contract personnel and other significant contacts of the Company who have access to proprietary information concerning the Company's products to sign non-disclosure agreements. The Company relies on such agreements, other security measures, and trade secret law to protect such proprietary information. No assurance can be given that pending applications for intellectual property will be granted. There also can be no assurance that patents or other intellectual property rights will not be infringed, or that others will not develop technology that will not violate these rights.


DISTRIBUTORSHIP ARRANGEMENTS

The Company distributes and/or anticipates to distribute its products both directly to gaming markets and through licensed distributors. In certain jurisdictions the Company may use an existing licensed distributor to sell its products pursuant to any necessary Tribal or regulatory transaction approvals.

The Company has a nonexclusive distributorship agreement with Sodak Gaming, Inc. ("Sodak") to market and distribute the Company's products (i) in those limited geographic areas in the United States (except for the States of Minnesota and Nevada) and Canada wherever North American Indian, "aboriginal," or "Native People" (indigenous to Canada) gaming is or becomes permitted during the term of the distributorship agreement, and (ii) in the states of North Dakota, South Dakota and Wyoming. At Sodak's option, Sodak may also distribute the Company's games in any and all non-Indian gaming jurisdictions in which Sodak obtains exclusive distribution rights from International Game Technology, the world's largest slot machine manufacturer. The agreement expires August 1998, but may be renewed for successive one-year terms upon the agreement of Sodak and the Company on the terms and conditions set forth in the distributorship agreement or such other terms and conditions as Sodak and the Company may agree, and may be terminated by either party under certain circumstances. Pursuant to the agreement, the Company has agreed to sell its products to Sodak at the Company's then current retail price less a distributor's discount.

The Company also has an exclusive distributorship agreement with Drew Distributing ("Drew") to market and distribute the Company's products on all non-Indian land in South Carolina. Under this agreement, Drew was granted a three-year exclusive license, expiring in October 1997. The agreement may be renewed for successive one-year terms upon the agreement of Drew and the Company on the terms and conditions set forth in the distributorship agreement, or such other terms and conditions as Drew and the Company may agree, and may be terminated by either party under certain circumstances.

In February 1996, the Company entered into an exclusive distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia for the marketing and distribution of games in Australia, New Zealand, Papua New Guinea, Taiwan, New Caledonia, Malaysia, the Philippines and Singapore (hereinafter "Australasia"). The Company has granted Aristocrat an initial five year exclusive license expiring February 2001 to distribute its blackjack, craps and roulette games to all legalized Australasia video gaming jurisdictions. Pursuant to the agreement, the Company has agreed to sell its games at discounted distributor's pricing in exchange for a minimum purchase quantity of 100 units per year, with a rolling six month sales materials forecast. Aristocrat has submitted the Company's blackjack, and roulette games for technical approval with New South Wales, Australia gaming authorities. Aristocrat may not distribute games prior to receipt of any and all necessary regulatory approvals.

In March 1996, the Company entered into exclusive agreements with Ludi S.F.M. and with S.A.M. Eurusa for the exclusive distribution of the Company's games in France, Monaco, Morocco, Tunisia and Italy. Ludi and Eurusa are affiliated entities. Under the agreement, Ludi and Eurusa have been granted three-year exclusive licenses, expiring March 1999, to distribute the Company's blackjack, craps and roulette games, subsequent to any and all regulatory approvals. The agreements may be renewed for successive one-year terms upon the agreement of the parties and on the terms and conditions set forth in the distribution agreements or such other terms and conditions as the parties may agree and may be terminated by either party under certain circumstances. Pursuant to the agreement, the Company has agreed to sell its games to Ludi and Eurusa at the Company's then current retail price less a distributor's discount.

In December 1996, the Company entered into an exclusive agreement with Bally Gaming International ("Bally") for the exclusive distribution of the Company's games in certain European countries. Under the agreement, Bally has been granted three-year exclusive license, expiring December 1999, to distribute the Company's blackjack, craps and roulette games in specified European countries. Bally may not distribute games prior to receipt of any and all necessary regulatory approvals. The agreement provides an automatic renewal annually after the original term and may be terminated by either party under certain circumstances.

In January 1997, the Company entered into a three-year exclusive agreement with Vista Gaming Corporation ("Vista") for the distribution and service of the Company's products in Colorado. However, if Vista does not distribute on lease at least 20 machines after six months and/or 35 machines after one year, this agreement will revert to a non-exclusive distributorship. The lease rates will be comparable to lease rates charged by other specialty game suppliers. The agreement provides for automatic renewal annually after the original term and may be terminated by either party under certain circumstances.

SIGNIFICANT CUSTOMERS

During fiscal 1996, a substantial portion of the Company's sales were to three customers. Sodak accounted for 23.7% of sales, Bally Gaming International accounted for 32.2% of sales and Otimex accounted for 37.0% of sales. The Company has an agreement with Grand Casinos, Inc. ("GCI") whereby casinos owned or managed by GCI may purchase up to 125 of the Company's video gaming machines for a price substantially lower than what the Company charges in related markets. The Company made minimal parts sales and no video gaming machine sales to GCI during 1996.

COMPETITION

Many gaming equipment companies, several of which are large and well-established, supply the casino and video lottery industries with video gaming machines and other gaming equipment. Management believes that Aristocrat, Bally Gaming International, Inc., International Game Technology and Universal Distributing of Nevada, Inc. are among the largest and most-established gaming machine suppliers. Management believes that none of these companies currently offer group video gaming machines that are similar to the Company's multi-station products. However, Sega Enterprises, Inc. and Sigma Games distribute multiplayer gaming and amusement machines. There can be no assurance that these competitors, or another competitor, will not develop gaming machines that are similar to the Company's gaming machines in the future.


REGULATION

GENERAL - The manufacture, sale and distribution of gaming machines are subject to various federal, state, county, tribal and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but primarily concern the responsibility, financial stability and character of gaming equipment manufacturers and distributors, as well as persons financially interested or involved with gaming equipment manufacturers and distributors. Furthermore, regulations also require various technical standards and specifications approval and adherence, which are conducted by state and/or private laboratories. There are substantial similarities in the basic provisions which are described below. In the future, Regulatory Authorities may also significantly curtail or eliminate gaming in jurisdictions that currently or hereafter allow gaming.

In addition to the jurisdictions which currently allow casino gaming, the Company anticipates doing business in other jurisdictions which may authorize casino gaming in the future, and in jurisdictions which have legalized casino gaming but have not adopted regulations. The Company cannot predict the nature of the regulatory scheme in any such jurisdiction.

INDIAN GAMING - The operation of gaming on Indian land, including the terms and conditions of contracts to sell or lease gaming equipment to Indian tribes, is subject to the Indian Gaming Regulatory Act of 1988 ("IGRA"), which has delegated oversight responsibility to the Bureau of Indian Affairs (the "BIA") and the National Indian Gaming Commission ("NIGC"), and also is subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the BIA. The regulations and guidelines under which the BIA and the National Indian Gaming Commission will administer IGRA are incomplete and evolving. IGRA is subject to interpretation by the Secretary of the Interior and the NIGC and may be subject to judicial and legislative clarification or amendment.

The NIGC is empowered to inspect and audit all Indian gaming facilities, to conduct background checks on all persons associated with Indian gaming, to hold hearings, issue subpoenas, take depositions, adopt regulations and to assess fees. Civil penalties for violations of IGRA, and/or other applicable law, may be imposed. In addition, IGRA provides for criminal penalties for illegal gaming on Indian land and for theft from Indian gaming facilities.

IGRA classifies games that may be played on Indian land into three categories. Class I gaming includes traditional Indian games and private social games engaged in as a part of; or in connection with, tribal ceremonies or celebrations. These games, under IGRA, are regulated exclusively by the respective tribes.

Class II gaming includes bingo and, additionally, pulltabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at a location where bingo is played. Class II gaming explicitly excludes electronic or electromechanical facsimiles of any games of chance or slot machines of any kind. This classification is also reserved for tribal regulation, but under federal oversight. Class II gaming is permitted on Indian land if: (i) the state in which the Indian gaming is located permits such gaming for any purpose by any person, (ii) the gaming is not otherwise specifically prohibited on Indian land by federal law, (iii) the gaming is conducted in accordance with a tribal ordinance which has been approved by the Chairman of the NIGC (provided that gaming may be conducted under unapproved ordinances or resolutions adopted prior to the enactment of IGRA unless and until such ordinances or resolutions are disapproved by the Chairman), (iv) an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming (subject to certain exceptions), (v) the primary management officials, key employees and the facility are tribally licensed; and (vi) several other specified requirements are met, including the existence of any adequate system which ensures background investigations are conducted on primary management officials, all contracts for supplies, services or concessions in excess of $25,000 annually are subject to independent audit and the construction and maintenance of the gaming facility is conducted in a manner which adequately protects the environment and the public health and safety.

Class III gaming includes all other forms of gaming, such as video casino games (e.g., video slots, video blackjack), slot machines, table games (e.g., blackjack, craps, roulette), and other gaming (e.g., sports betting and parimutuel wagering). The machines manufactured and distributed by the Company are classified as Class III gaming devices. Class III gaming is permitted on Indian land only if such activity is: (i) authorized by a tribal ordinance meeting the requirements of IGRA and approved by the Chairman of the NIGC (provided that gaming may be conducted under unapproved ordinances or resolutions adopted prior to the enactment of IGRA unless and until such ordinances or resolutions are disapproved by the Chairman), (ii) located in a state that permits gaming defined as Class III by any person for any purpose,
(iii) governed by requirements similar to those described for Class II gaming, and (iv) conducted in compliance with the terms of a written tribal-state compact entered into between the Indian tribe and the state in which the subject gaming is located and which has been approved by the Secretary.

TRIBAL ORDINANCES - Under IGRA, except to the extent otherwise provided in a tribal-state compact, Indian tribal governments have primary regulatory authority over gaming on land within the tribe's jurisdiction Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations regarding gaming. Such ordinances and regulations must be consistent with IGRA and with any applicable tribal-state gaming compact, and cannot impose criminal penalties upon non-Indians. However, the civil remedies imposed by such tribal government regulations, if otherwise valid, will likely apply to the Company and its employees and customers. Tribal ordinances also require participants involved in Indian gaming enterprises to obtain tribal licenses. The Company as a manufacturer/distributor of gaming equipment is usually required to obtain a tribal license before making any equipment sales. Management companies and their officers, directors and significant shareholders are also subject to licensing requirements. Tribes have great discretion to deny such licenses, fail to renew current licenses or revoke such licenses. An Indian tribe has the right to revoke any tribal gaming ordinance and, pursuant to such revocation, render Class III gaming illegal on the lands of the tribe.

The Company must also comply with regulations promulgated pursuant to the tribal state compacts entered into between the State and the particular Indian tribe. These compacts vary significantly from state to state.

Indian tribes are sovereign nations with their own courts and governmental Systems. The Company intends to seek waivers of Sovereign immunity, where appropriate, from tribes with whom the Company does business although there can be no assurance that such waivers will be obtained.

UNITED STATES CODE SECTION 81 - Title 25, Section 81 of the United States Code states that no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of Section 81 will be void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture.

The Company has sold and intends to sell gaming machines directly to Indian tribes. The Company has not submitted its past gaming machine sales contracts with Indian tribes to the Secretary for approval for a number of reasons. In the Company's opinion, its sales contracts are not for services. The Company believes it is engaged in the sale of goods, namely gaming machines, and therefore Section 81 does not apply to its activities. The Company also believes that its sales of gaming machines are not "relative to Indian lands." Although the gaming machines ultimately may be used on Indian lands, the Company believes the machines themselves are not related to Indian land. The Company intends to continue its practice of not submitting its sales contracts to the Secretary for approval. The position of regulatory authorities relative to approval of contracts of this kind has not been clear.

NEVADA

The manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. Generally, gaming activities may not be conducted in Nevada unless licenses are obtained from the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and appropriate county and municipal licensing agencies. The Nevada Commission, the Nevada Board, and the various county and municipal licensing agencies are collectively referred to as the "Nevada Gaming Authorities."

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company.

Manufacturer and distributor licenses require the periodic payment of fees and taxes and are not transferable. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. IGCA is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and IGI, the operating subsidiary of the IGCA, was granted all requisite licenses in May 1996 to manufacture gaming devices used in Nevada and to distribute such devices, subsequent to technical product approvals. As such, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of IGI must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. Officers, directors and key employees of IGCA who are actively and directly involved in the gaming activities of IGI may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to continue having a relationship with the Company, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company is required to submit detailed financial and operating reports to Nevada Gaming Authorities. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company, must be reported to or approved by the Nevada Commission.

If it was determined that the Nevada Act was violated by IGI, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, IGI, IGCA and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of any gaming license could (and revocation of any gaming license would) materially adversely affect the Company.

Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company
(i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County Liquor and Gaming Licensing Board has taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any Securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

The Company may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act.
Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

OTHER JURISDICTIONS.

Each of the other jurisdictions in which the Company does business requires various licenses, permits and approvals in connection with the manufacture and/or distribution of gaming devices typically involving restrictions similar in most respects to those of Nevada.

UNITED STATES - FEDERAL - The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful for a person to manufacture, deliver or receive gaming machines and components thereof across interstate lines unless that person has first registered with the Attorney General of the United States. The Company is so registered and must renew its registration annually. In addition, various recordkeeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure or forfeiture of equipment, as well as other penalties.

ITEM 2. PROPERTIES

The Company leases approximately 53,100 square feet of warehouse and office space in Reno, Nevada for its main facility, which includes administrative, sales, manufacturing and warehousing operations. The rent under the lease, which expires in October 2001, is approximately $229,000 in 1997, with provisions for annual rent increases. The Company also leases approximately 2,400 square feet of office and warehouse space in Las Vegas, Nevada for sales and service operations. The rent under the lease, which expires in July 1999, is approximately $26,000 annually.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

EDWARD G. STEVENSON, AGE 50, has been the President, Chief Executive Officer, and a director of the Company since February 1996. Prior to joining the Company, Mr. Stevenson served as the President and Chief Operating Officer of Little Six, Inc. d/b/a Mystic Lake Casino in Minneapolis, from January 1995 to March 1996. From 1988-1991 and from October 1992 to January 1995, Mr. Stevenson was the President of CMS International/Summit Casinos of Reno, Nevada. From June 1991 to October 1992, Mr. Stevenson served as president of gaming operations for International Game Technology and from 1982 through 1987 served in various posts as chief operating officer and general counsel of Harvey's Resort Hotel/Casino in Stateline, Nevada.

SCOTT H. SHACKELTON, AGE 47, has been Vice President, Chief Financial Officer and Secretary since June 1996. Prior to joining the Company, Mr. Shackelton served as Vice President, Controller and Treasurer of International Game Technology from December 1981 to May 1996. Mr. Shackleton held various positions at Harrah's Hotels/Casinos from 1974 to 1981, with his last position being assistant controller.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                           PRICE RANGE OF COMMON STOCK

Since May 28, 1993, the date of the Company's initial public offering, through September 20, 1994, the Company's Common Stock was traded on NASDAQ Small-Cap Market under the ticker symbol "IGCA". On September 21, 1994 the Company's Common Stock began trading on the NASDAQ National Market.

The following table summarizes the high and low prices per share of the Common Stock for the periods indicated as reported on the NASDAQ SmallCap Market or the NASDAQ National Market:

                                                                   HIGH                  LOW
                                                                   ----                  ---
FYE 12/31/95
First Quarter                                                     $6.75                $4.00
Second Quarter                                                     8.91                 4.88
Third Quarter                                                      9.50                 7.13
Fourth Quarter                                                     9.50                 7.00

FYE 12/31/96
First Quarter                                                    $11.75                $7.25
Second Quarter                                                    11.13                 8.00
Third Quarter                                                      8.75                 5.38
Fourth Quarter                                                     8.88                 4.75


The Company has never declared or paid any dividends on its Common Stock, and the Board of Directors presently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors. The terms of the Company's previously outstanding Series B Convertible Preferred Stock prohibited the Company from paying cash dividends to common stockholders.

On March 17, 1997, the last reported sale price for the Common Stock was $5.56 per share. As of March 17, 1997, the Company had approximately 135 record holders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain consolidated statement of operations, cash flow and balance sheet information for the Company as of and for the years ended July 31, 1993 and 1994, the five months ended December 31, 1994, and the years ended December 31, 1995 and 1996. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of Innovative Gaming Corporation of America and Subsidiary (in thousands except per share data).


                                       For the Year      For the Year       For the Five     For the Year     For the Year
                                          Ended              Ended          Months Ended         Ended           Ended
                                       December 31,    December 31, 1995    December 31,       July 31,         July 31,
                                           1996                                 1994             1994             1993
                                      --------------   ------------------   ------------     ------------     -------------
Statement of operations data:
  Net sales                                    $2,664            $6,352               $470         $8,910             $396
  Gross profit                                    529             1,589                199          3,825               71
  Operating income (loss)                      (6,592)           (2,765)            (2,179)           751             (860)
  Net income (loss)                            (6,179)           (2,114)            (1,129)         1,028             (838)
  Net income (loss) per
     common share                              (0.97)             (0.38)            (0.20)            .19            (0.26)

Balance sheet data (end of period):
  Working capital                             $11,996           $16,039            $17,616        $20,049           $7,882
  Total assets                                 15,976            18,929             21,417         23,682            9,457
  Long-term debt (net of
     current maturities)                            -                 -                  5             21               44
  Redeemable preferred stock                        -                 -                983            975              955
  Total stockholders' equity                   15,450            18,531             19,693         21,851            7,443

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Form 10-K contain forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to, failure or delay in obtaining gaming regulatory approvals, delays in developing or manufacturing new products, decline in demand for gaming products or reduction in the growth rate of new markets, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions, customer acceptance of the Company's products, need for additional financing and increased competition.

OVERVIEW - The Company was formed in 1991 to develop, manufacture, market and distribute group participation and other specialty video gaming machines. The Company manufactures, distributes and markets BJ Blitz TM, Hot Shot Dice TM, Lightning Strike Roulette TM and Supersuits Progressive Blackjack TM to certain gaming markets worldwide. Since inception, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games.

RELATIONSHIP WITH GRAND CASINOS, INC. - The Company and Grand Casinos, Inc. ("GCI") have entered into an agreement which allows casinos owned or managed by GCI or its affiliates to purchase up to 125 of the Company's video gaming machines at prices substantially lower than the price the Company charges unrelated parties. Pursuant to this agreement, the Company has sold 42 blackjack machines, 11 craps machines and 8 roulette machines to casinos either owned or managed by GCI. No machine sales were made to GCI 1996.

REGULATION - The Company distributes its products both directly to the gaming marketplace and through licensed distributors. The Company is currently licensed and/or has the necessary regulatory approvals as a gaming product manufacturer and distributor in Nevada, Colorado, Mississippi, Louisiana, Minnesota, Arizona, Quebec and the Atlantic Lottery (four Canadian Maritime provinces). In certain jurisdictions, the Company has received technical game approval and may use an existing licensed distributor to sell its products pursuant to any necessary tribal or regulatory transaction approvals. As of March 1997, technical game approvals are being sought by the Company and/or its distributor in New South Wales, Australia, Quebec and the Atlantic Lottery. The Company intends to apply for necessary licenses or approvals in other jurisdictions both domestically and internationally where Class III gaming is permitted.

DISTRIBUTORS - The Company has granted Sodak Gaming, Inc. a multi-year non-exclusive license to distribute the Company's products to North American Indian casinos (excluding the states of Minnesota and Nevada) and to non-Indian casinos in the states of North Dakota, South Dakota and Wyoming. The Company has also granted Drew Distributing a multi-year exclusive license to distribute Company's multi-station products in South Carolina.

On February 7, 1996, the Company entered into a five-year distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia to exclusively market and distribute the Company's multi-station products in Australia, New Zealand and surrounding gaming markets. On March 5, 1996, the Company entered into a three-year exclusive distribution agreement with Ludi S.F.M. of France and its related entity Eurusa, to market and distribute the Company's multi-station products to select western European gaming markets. On December 4, 1996, the Company entered into a three-year exclusive distribution agreement with Bally Gaming International to market and distribute the Company's multi-station products in specified European countries. On January 21, 1997, the Company granted a three-year exclusive distribution license to Vista Gaming Corporation to distribute and service the Company's multi-station products in Colorado.

OTHER - On February 2, 1996, the Company completed the acquisition of all remaining patents, trademarks, copyrights and other intellectual property related to its games from its principal supplier. The Company also signed an agreement to receive favorable pricing on key game components for a two-year period, which is expected to lower its per game manufacturing costs.

FISCAL YEAR - On December 14, 1994, the Company changed its fiscal year end from July 31 to December 31. This change created a transitional period which began on August 1, 1994 and ended on December 31, 1994. The Company has not recast comparative prior period information to conform with the current period since it does not believe such recasting is meaningful or cost-effective. The period which is most nearly comparable to the year ended December 31, 1995 is the year ended July 31, 1994. The Company does not believe that there are any material trends, seasonal or otherwise, or other factors which would effect the comparison of the two periods. All references herein to years are to fiscal years unless otherwise indicated.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31,1996 COMPARED TO THE YEAR ENDED DECEMBER 31,1995.


For the year ended December 31, 1996, the Company reported a net loss of $6,179,000, or $.97 per share, compared to a net loss of $2,198,000, or $.38 per share, for the year ended December 31, 1995. For the prior year period, results from operations have been adjusted for preferred stock accretion and preferred stock dividends paid. The increased loss in 1996 was primarily due to: i) a one time restructuring charge of $1,716,000, ii) lower sales volume and iii) higher selling, general and administrative expenses.

SALES, COST OF SALES AND GROSS PROFIT

Sales declined to $2,664,000 in 1996 compared to $6,352,000 in 1995, due to a decrease in unit sales from 94 in 1995 to 33 in 1996. In 1995 the Company entered into the markets of Arizona, Wisconsin, North Carolina and South Carolina, where 72 units were sold. Delays in acquiring required gaming licenses in key gaming jurisdictions limited the markets available to sell the Company's products in 1996. The Company has subsequently been granted technical game approval of its blackjack machine in Colorado and its three multi-player video machines Nevada, and the Company is pursuing placement of its products in those jurisdictions, which management believes will result in increased revenues. The Company, through its distributor, is also pursuing game approval in the key jurisdiction of Australia.

The gross margin in 1996 was 19.8% compared to 25.0% in 1995. In 1996, all of the games sold by the Company were to distributors, which yield lower gross margins than direct sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 1996 increased $1,051,000 to $5,405,000 compared to $4,354,000 for the year ended December 31, 1995. This expense increase was primarily due to higher product engineering and development expense related to preparing the Company's products for introduction into new jurisdictions, and increased payroll expenses.

INTEREST INCOME

In the year ended December 31, 1996, interest income decreased $83,000 to $568,000 compared to $651,000 in the year ended December 31, 1995. The decrease in interest income was due to a decrease in notes receivable and investments in interest bearing accounts.

RESTRUCTURING COSTS

The Company recognized $1,716,000 in restructuring costs, which included expenses relating to inventory write downs, the Company's relocation to Reno and management transition. As part of the restructuring, management focused on the product lines it felt were necessary to provide the salability, manufacturing capability, and ultimately the profit margins necessary to achieve and sustain future growth. As part of this process the Company wrote down certain of its inventory. All anticipated expenses related to the relocation and restructuring were accrued in the quarter ended June 30, 1996. During the relocation process, the Company maintained operations in both Reno, Nevada and Plymouth, Minnesota for over two months, which resulted in duplication of various expenses. Additionally, the Company incurred a loss upon the sale and disposal of unusable office equipment, computer equipment and leasehold improvements when moving out of the Plymouth office.

PROVISION FOR INCOME TAXES

The Company recorded a $155,000 provision for income taxes during the second quarter of 1996 to provide a full valuation allowance on its deferred tax asset relating to its net operating loss carry forwards.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED JULY 31, 1994.


As discussed above, on December 14, 1994, the Company changed its fiscal year. The Company believes comparison of results of operations to the five-month transition period ended December 31, 1994 is not appropriate. Accordingly, the Company has chosen the fiscal year ended July 31, 1994 as the most appropriate period for comparison. During the five month transition period ended December 31, 1994, the Company reported at net loss of $1,170,000 or $.20 per share.

For the year ended December 31, 1995, the Company reported a net loss of $2,198,000 or $.38 per share compared to net income of $928,000 or $.19 per share for the fiscal year ended July 31, 1994. For each period, results from operations have been adjusted for preferred stock accretion and preferred stock dividends paid. Earnings decreased due to lower sales volumes, a lower gross margin, a $649,000 charge for an inventory valuation allowance and higher selling, general and administrative expenses in anticipation of expanding markets.

SALES, COST OF SALES AND GROSS PROFIT

Sales declined $2,558,000 during the year ended December 31, 1995 compared to the year ended July 31, 1994. The following table summarizes product sales:

                                    Year ended December     Year ended
                                         31, 1995         July 31, 1994
                                    -------------------   -------------
             Sales revenue               $6,352,000         $8,910,000
                                         ==========         ==========
             Unit sales:
                Blackjack                        76                 78
                Craps                             2                 53
                Roulette                         16               --
                                         ----------         ----------
                   Total units                   94                131
                                         ==========         ==========
             Total units sold to GCI              8                 44
                                         ==========         ==========


Gross profit for 1995 was $1,589,000 or 25.0% of sales compared to $3,825,000 or 42.9% of sales for the 1994 fiscal year. Gross profit decreased in part due to higher cost of game components resulting from unfavorable changes in Yen exchange rates. Also, per game sales prices were lower in 1995 due to a higher percentage of sales through distributors which resulted in reduced selling prices. Gross profits are expected to remain lower than historical levels until the effects of the new supplier agreements are fully realized and regulatory approvals in new gaming jurisdictions are obtained.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the year ended December 31, 1995 increased $1,280,000 to $4,354,000 compared to $3,074,000 during fiscal year 1994. The increase is attributable primarily to increases in corporate office expenses in anticipation of expanded markets and product development expenses.

INTEREST INCOME

Interest income for the year December 31, 1995 was $651,000 compared to $377,000 for fiscal year 1994. Interest income increased due to larger amounts invested in interest bearing accounts, including interest bearing notes receivable from the sale of product.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $1,000,000 standby letter of credit/revolving credit arrangement to facilitate acquisition of components and supplies from foreign vendors. As of December 31, 1996, the full amount available was utilized.
The facility is collateralized by a $1,000,000 in short-term investments.

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. As of December 31, 1996, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share. No shares were repurchased in 1996.

The Company had $5,959,000, $8,749,000 and $5,796,000 in cash, cash equivalents and available-for-sale securities as of December 31, 1996, December 31, 1995, and December 31, 1994, respectively. The Company believes that its cash and cash equivalents, available-for-sale securities, restricted investments and additional financing capacity will be sufficient to meet the Company's current liquidity and capital requirements. These resources and cash generated from operations are expected to meet the Company's long-term capital requirements. To adequately finance its expansion, the Company may issue additional equity or debt securities. The Company had no long-term debt as of December 31, 1996.

Gains and losses on foreign currency transactions are recognized currently in earnings. The Company's revenues from foreign markets are expected to increase in the future, further subjecting the Company to the effects of fluctuations in exchange rates. The Company does not consider this to be a significant risk at this time.

SUBSEQUENT EVENTS - TECHNICAL GAME APPROVALS

The Company announced on February 4, 1997, that it had received technical game approval for it multi-station blackjack machine from Colorado regulatory authorities.

On February 20, 1997, the Nevada Gaming Commission granted the Company unanimous approval of its Hot Shot DiceTM machine for use in Nevada casinos. On March 20, 1997, the Nevada Gaming Commission also granted the Company approval of its Blackjack BlitzTM and Lightning Strike RouletteTM machines for use in Nevada casinos. In Nevada, the Company anticipates placing these machines on a "participation" basis wherein the Company will receive a percentage of the games' net win at percentages similar to those received by other specialty game suppliers in casino locations.

ITEM 8.  FINANCIAL STATEMENTS



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Innovative Gaming Corporation of America:

We have audited the accompanying consolidated balance sheets of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995, the five months ended December 31, 1994 and the year ended July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, the five months ended December 31, 1994 and the year ended July 31, 1994 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                         ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 14, 1997

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                                                   As of December 31,
                                                                                             ----------------------------
                                                                                               1996                1995
                                                                                             --------            --------
                                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $  2,993            $    897
  Available-for-sale securities                                                                 2,966               7,852
  Restricted investments                                                                        1,000                 542
  Accounts receivable, net of allowances of $75 and $70                                           483                 116
  Current portion of notes receivable, net of allowances of $73 and $ -                           177                 873
  Inventories                                                                                   4,729               5,806
  Prepaid expenses and other                                                                      174                 351
                                                                                             --------            --------
     Total current assets                                                                      12,522              16,437

NOTES RECEIVABLE, less current portion                                                           --                   951
PROPERTY AND EQUIPMENT, net                                                                       653                 359
DEFERRED INCOME TAXES, net                                                                        720                 854
INTANGIBLES, net                                                                                2,081                 328
                                                                                             --------            --------

                                                                                             $ 15,976            $ 18,929
                                                                                             ========            ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                           $    246            $    335
  Accrued liabilities                                                                             254                  58
  Notes payable                                                                                    26                   5
                                                                                             --------            --------

     Total current liabilities                                                                    526                 398
                                                                                             --------            --------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
   6,476,515 and 4,968,915 shares issued and outstanding                                           65                  50
  Class B non-voting common stock, $.01 par value,
   1,025,000 shares authorized, 0 and 1,025,000 issued and outstanding                           --                    10
  Additional paid-in capital                                                                   24,951              21,858
  Accumulated deficit                                                                          (9,559)             (3,380)
  Unearned compensation                                                                          --                   (10)
  Net unrealized gain (loss) on available-for-sale securities                                      (7)                  3
                                                                                             --------            --------

     Total stockholders' equity                                                                15,450              18,531
                                                                                             --------            --------

                                                                                             $ 15,976            $ 18,929
                                                                                             ========            ========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)

                                                                  For the Year   For the Year    For the Five   For the Year
                                                                     Ended          Ended        Months Ended      Ended
                                                                   December 31,  December 31,    December 31,     July 31,
                                                                       1996          1995            1994           1994
                                                                     -------        -------        -------        -------
NET SALES                                                            $ 2,664        $ 6,352        $   470        $ 8,910

COST OF SALES                                                          2,135          4,763            271          5,085
                                                                     -------        -------        -------        -------

    Gross profit                                                         529          1,589            199          3,825


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           5,405          4,354          2,378          3,074
RESTRUCTURING COSTS                                                    1,716           --             --             --
                                                                     -------        -------        -------        -------

    Operating income (loss)                                           (6,592)        (2,765)        (2,179)           751

INTEREST INCOME, net                                                     568            651            298            377
                                                                     -------        -------        -------        -------

    Income (loss) before income taxes                                 (6,024)        (2,114)        (1,881)         1,128

PROVISION (BENEFIT) FOR INCOME TAXES                                     155           --             (752)           100
                                                                     -------        -------        -------        -------

   Net income (loss)                                                  (6,179)        (2,114)        (1,129)         1,028

PREFERRED STOCK DIVIDENDS                                               --               67             33             80

PREFERRED STOCK ACCRETION                                               --               17              8             20
                                                                     -------        -------        -------        -------

  Net income (loss) attributable to common shareholders              ($6,179)       ($2,198)       ($1,170)       $   928
                                                                     =======        =======        =======        =======

INCOME (LOSS) PER COMMON SHARE
 AND COMMON SHARE EQUIVALENTS

  Primary and fully diluted                                          ($ 0.97)       ($ 0.38)       ($ 0.20)       $  0.19
                                                                     =======        =======        =======        =======

  Weighted average common and
   common equivalent shares outstanding                                6,356          5,856          5,964          5,600
                                                                     =======        =======        =======        =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                                 (In Thousands)




                                                                                                               Unrealized
                                                        Class B Non-Voting                                   Gain/(Loss) on
                                     Common Stock          Common Stock      Additional                         Available-
                                  -------------------   -------------------   Paid-in  Accumulated   Unearned    for-sale
                                   Shares     Amount     Shares     Amount    Capital    Deficit   Compensation Securities  Total
                                  --------   --------   --------   --------   --------   --------  ------------ ---------- -------
BALANCE, July 31, 1993               4,355   $     44         --    $    --    $ 8,426   $   (940)  $    (86)      $ --    $ 7,444
  Common stock issued upon
   exercise of warrants, net of
   executory costs of $164           1,522         15         --         --     12,759         --         --         --     12,774
  Stock options and warrants
   exercised                           130          1         --         --        661         --         --         --        662
  Stock option compensation
   earned                               --         --         --         --         --         --         44         --         44
  Preferred stock dividends
   paid                                 --         --         --         --         --        (80)        --         --        (80)
  Preferred stock accretion
   adjustment                           --         --         --         --         --        (20)        --         --        (20)
  Net income                            --         --         --         --         --      1,028         --         --      1,028
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------

BALANCE, July 31, 1994               6,007         60         --         --     21,846        (12)       (42)        --     21,852
  Common stock repurchase
   and retirement                     (199)        (2)        --         --       (995)        --         --         --       (997)
  Common stock exchanged for
   Class B common stock             (1,025)       (10)     1,025         10         --         --         --         --         --
  Stock option compensation
   earned                               --         --         --         --         --         --          8         --          8
  Preferred stock dividends
   paid                                 --         --         --         --         --        (33)        --         --        (33)
  Preferred stock accretion
   adjustment                           --         --         --         --         --         (8)        --         --         (8)
  Net loss                              --         --         --         --         --     (1,129)        --         --     (1,129)
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------

BALANCE, December 31, 1994           4,783         48      1,025         10     20,851     (1,182)       (34)        --     19,693
  Common stock repurchase
   and retirement                      (50)        (1)        --         --       (202)        --         --         --       (203)
  Preferred stock conversion            59          1         --         --        249         --         --         --        250
  Stock options and warrants
   exercised                           177          2         --         --        966         --         --         --        968
  Unearned compensation
   adjustments                          --         --         --         --         (6)        --         24         --         18
  Unrealized gain on
   available-for-sale securities        --         --         --         --         --         --         --          3          3
  Preferred stock dividends
   paid                                 --         --         --         --         --        (67)        --         --        (67)
  Preferred stock accretion
   adjustment                           --         --         --         --         --        (17)        --         --        (17)
  Net loss                              --         --         --         --         --     (2,114)        --         --     (2,114)
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------

BALANCE, December 31, 1995           4,969         50      1,025         10     21,858     (3,380)       (10)         3     18,531
  Class B common stock exchange
    for common stock                 1,025         10     (1,025)       (10)        --         --         --         --         --
  Stock options and warrants
   exercised                           258          3         --         --      1,014         --         --         --      1,017
  Common stock issued for
   purchase of intangible assets       225          2         --         --      2,079         --         --         --      2,081
  Unearned compensation
   adjustments                          --         --         --         --         --         --         10         --         10
  Unrealized loss on
   available-for-sale securities        --         --         --         --         --         --         --        (10)       (10)
  Net loss                              --         --         --         --         --     (6,179)        --         --     (6,179)
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------

BALANCE, December 31, 1996           6,477   $     65         --   $     --   $ 24,951   $ (9,559)  $     --   $     (7)  $ 15,450
                                  ========   ========   ========   ========   ========   ========   ========   ========   ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      Consolidated Statements Of Cash Flows
                                 (In Thousands)

                                                                            For the Year   For the Year   For the Five  For the Year
                                                                               Ended          Ended       Months Ended      Ended
                                                                            December 31,   December 31,   December 31,    July 31,
                                                                                1996           1995           1994           1994
                                                                              --------       --------       --------       --------
OPERATING ACTIVITIES:
  Net loss                                                                    ($ 6,179)      ($ 2,114)      ($ 1,129)      $  1,028
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                                   566            338            142            136
   Stock option compensation earned                                                 10             17              8             44
   Loss on sale of assets                                                          103              -              -              -
   Deferred income taxes                                                           134              -           (752)           (31)
   Provision for inventory obsolescence                                          1,308            649              -              -
   Provision for bad debts                                                          78             70              -              -
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                               1,202          1,388          2,379         (5,777)
     Inventories                                                                  (232)           802         (1,936)        (4,407)
     Prepaid expenses and other                                                    177           (251)           162            247
     Accounts payable and accrued expenses                                         107           (308)          (100)            58
                                                                              --------       --------       --------       --------
     Net cash provided by (used for) operating activities                       (2,726)           591         (1,226)        (8,702)
                                                                              --------       --------       --------       --------
INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                                    (5,936)       (15,092)        (1,004)        (3,125)
  Proceeds from sale of available-for-sale securities                           10,350         10,800              -          5,805
  Payment on covenant not to compete                                               (92)             -              -              -
  Proceeds from sale of property and equipment                                      45              -              -              -
  Purchases of property and equipment                                             (583)          (107)           (29)          (366)
                                                                              --------       --------       --------       --------

     Net cash provided by (used for) investing activities                        3,784         (4,399)        (1,033)         2,314
                                                                              --------       --------       --------       --------

FINANCING ACTIVITIES:
  Net payments on line of credit                                                     -              -              -           (371)
  Proceeds from financing agreements                                                26              -              -              -
  Payments on long-term obligations                                                 (5)           (34)           (15)           (22)
  Redemption of Series A Preferred Stock                                             -           (750)             -              -
  Preferred stock dividends paid                                                     -            (67)           (33)           (80)
  Net proceeds from sale of common stock                                         1,017            967              -         13,287
  Payments on repurchase of common stock                                             -           (203)          (996)             -
                                                                              --------       --------       --------       --------

     Net cash provided by (used for) financing activities                        1,038            (87)        (1,044)        12,814
                                                                              --------       --------       --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 2,096         (3,895)        (3,303)         6,426

CASH AND CASH EQUIVALENTS, beginning of period                                     897          4,792          8,095          1,669
                                                                              --------       --------       --------       --------

CASH AND CASH EQUIVALENTS, end of period                                      $  2,993       $    897       $  4,792       $  8,095
                                                                              ========       ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for interest                                                      $      3       $      5       $      2       $     14
                                                                              ========       ========       ========       ========
  Cash paid for income taxes                                                  $      4       $     55       $     59             $-
                                                                              ========       ========       ========       ========
  Noncash transactions:
     Series B Preferred Stock converted to common stock                             $-       $    250             $-             $-
                                                                              ========       ========       ========       ========
     Exchange of common stock for intangible assets                           $  2,081             $-             $-             $-
                                                                              ========       ========       ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Innovative Gaming Corporation of America ("the Company") was incorporated in the State of Minnesota on September 19, 1991. The Company is in the business of developing, manufacturing and distributing gaming equipment.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.

REGULATION

The manufacture, distribution and sale of the Company's products are regulated by various jurisdictions and entities, including requirements to obtain licenses and product approval. The Company is presently seeking licenses and product approval in several jurisdictions. Failure to successfully obtain licenses, approvals, or meet other regulatory requirements could materially impact the expansion and future operation of the Company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Innovative Gaming Corporation of America and its wholly owned subsidiary, Innovative Gaming, Inc. All significant intercompany transactions have been eliminated.

FISCAL YEAR-END TRANSITION PERIOD PRESENTATION

On December 14, 1994, the Company changed its fiscal year-end from July 31 to December 31. This change created a transitional period which began on August 1, 1994, and ended on December 31, 1994.

CASH AND CASH EQUIVALENTS

The Company considers all financial instruments which are highly liquid and have original maturities of three months or less to be cash and cash equivalents which are readily convertible to cash. Cash equivalents consist primarily of demand deposits.

RESTRICTED INVESTMENTS

At December 31, 1996, $1.0 million of investments were pledged as collateral against certain bank credit arrangements.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost with depreciation provided for using the straight-line method over the useful lives of the assets or the lease term, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred.

                                                   Useful Life             1996        1995
                                                   -----------             ----        ----
      Office equipment                             5 years                 $250        $359
      Display Games                                5 years                  142           -
      Manufacturing equipment                      5 years                  240         162
      Leasehold improvements                       Life of lease            224          24
                                                                           ----        ----
        Total property and equipment                                        856         545
        Less:  Accumulated Depreciation                                    (203)       (186)
                                                                           ----        ----
            Total property and equipment, net                              $653        $359
                                                                           ====        ====


INVENTORIES

Inventories are recorded at the lower of cost or market value. Cost is determined according to the first-in, first-out accounting method. Inventories consisted of the following at December 31:

                                             1996         1995
                                            -------      -------
              Game components and parts     $ 6,269      $ 6,455
              Work in process                   128         --
              Finished goods                    225         --
              Inventory reserves             (1,893)        (649)
                                            -------      -------
                 Total inventories, net     $ 4,729      $ 5,806
                                            =======      =======

INTANGIBLES

The Company amortizes intangibles on a straight line basis over their estimated economic lives.

REVENUE RECOGNITION

Revenue from the sale of product is recognized upon transfer of title and risk of loss to the customer. Deposits received from customers in advance of delivery are deferred until the revenue is recognized.

During 1996, a majority of the Company's sales were to three distributors. These three distributors accounted for 37%, 32% and 24% of sales, respectively. During 1995, a majority of the Company's sales were to three customers. One customer accounted for 14% of sales and two of the Company's distributors accounted for 41% and 16% of sales, respectively. During the year ended July 31, 1994, a majority of the

Company's sales were to three customers. Grand Casinos, Inc. accounted for 26% of sales and two of the Company's distributors accounted for 23% and 34% of sales, respectively. For the years ended December 31, 1996 and 1995, and July 31, 1994, no other distributors or customers accounted for greater than 10% of sales.

RESEARCH AND DEVELOPMENT COSTS

The Company engages in the development of new and existing products. Research and development costs are expensed as incurred. The Company expensed approximately $1,132, $476, $263 and $136 for the years ended December 31, 1996 and 1995, the five months ended December 31, 1994 and the year ended July 31, 1994, respectively.

RESTRUCTURING COSTS

In 1996, the Company recognized $1,716 of restructuring costs, which included expenses related to the Company's relocation to Reno, Nevada, management transition and product focus.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (Accounting for Income Taxes) ["Statement 109"], whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be removed or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

To the extent the amount deductible for income tax purposes from stock option plans exceeds the amount charged to operations for financial statement purposes, the related tax benefits are credited to capital stock when realized.

INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is determined by dividing income available to common stockholders by the weighted average number of common share and common share equivalents outstanding during each period. Common share equivalents include the dilutive effects of options, warrants and convertible redeemable preferred stock which are assumed to be exercised or converted into common shares at the beginning of the periods if they are dilutive.

FOREIGN CURRENCY TRANSACTIONS

Transactions which occur in currencies other than U.S. dollars are translated to U.S. dollars for financial reporting purposes. Gains and losses from this process are recorded in the results of operations.

LONG-LIVED ASSETS

During 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' ("Statement No.121"). Statement No.121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed. In management's opinion, the adoption of Statement No. 121 did not have a material impact on the Company's financial position or results of operations.

Long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For assets which produce future cash flows, an estimate of undiscounted future cash flows is compared to the carrying amount to determine if an impairment exists. For assets which do not produce quantifiable future cash flows, such as intangibles, impairment is measured at the enterprise level. If an asset is determined to be impaired, the loss is measured based on quoted market prices in an active market, if available. If quoted market prices are not available, the estimate of fair market value is based on the best information available, including considering prices for similar assets and the results of valuation techniques to the extent available.

RECLASSIFICATIONS

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications had no effect on previously reported net income or stockholders' equity.

2.       RELATIONSHIP WITH GRAND CASINOS, INC.:

Grand Casinos, Inc. ("GCI") is in the business of managing and developing casinos. Two officer /directors of GCI are also directors of the Company. The Company has agreed to sell up to 125 machines to GCI under the terms of a discount machine agreement at significantly reduced prices for the purpose of testing, evaluating and marketing the Company's products. Through December 31, 1996, the Company has sold 61 machines to GCI, pursuant to the agreement.

3.       AVAILABLE-FOR-SALE SECURITIES:

The Company classifies all investments which are not cash equivalents as available-for-sale securities with all gross unrealized gains or losses included as a separate component of equity. There were no material gross unrealized gains or losses at either December 31, 1996 or 1995.

Available-for-sale securities at December 31, 1996 and 1995, consisted of United States government and corporate securities and certificates of deposit. Available-for-sale securities at December 31, 1996, were reported at fair value, and consisted of government and corporate debt securities and certificates of deposit with an amortized cost of $2,966 and no significant gross unrealized holding gains or losses. All available-for-sale securities are due within one year of December 31, 1996, except for $750 and $100 government debt securities, which are due in July 1998 and December 1998, respectively. The market value of the portfolio was $7,852 at December 31, 1995, with no significant gross unrealized holding gains or losses. Proceeds from the sale of available-for-sale securities were $10,350 for the year ended December 31, 1996, $10,800 for the year ended December 31, 1995, $0 for the five months ended December 31, 1994 and $5,805 for the year ended July 31, 1994.


4.       NOTES RECEIVABLE:

The Company has granted certain customers extended payment terms under sales contracts. These contracts are generally for terms of one to five years and are collateralized by the equipment sold. The notes carry interest at rates ranging from 10% to 13%. The balance due on notes receivable as of December 31, 1996 was $177, net of reserve for doubtful accounts of $73. All notes mature within twelve months.

The financial instruments that subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Accounts and notes receivable are concentrated in specific legalized gaming jurisdictions. At December 31, 1996, the following concentrations of credit risk existed:

                       Germany                       50%
                       Holland                       29%
                       North Carolina and Other      21%
                                                    ---
                           Total                    100%
                                                    ===


5.       INTANGIBLE ASSETS:

Intangible assets consisted of the following at December 31:

                                                  Useful Life            1996         1995
                                                  -----------          ---------      -----
     Covenant not to compete                      18 months            $       -      $ 273
     Product patent rights                        5 to 10 years            2,332        250
     Nevada distribution rights                   10 years                   250        250
                                                                       ---------      -----
        Total intangible assets                                            2,582        773
        Less: accumulated amortization                                      (501)      (445)
                                                                       ---------      -----
              Total intangible assets, net                             $   2,081      $ 328
                                                                       =========      =====

On February 2, 1996, the Company acquired the balance of all remaining intellectual property including patents, trademarks, picture rights and copyrights for its games from its Japanese suppliers in exchange for an aggregate 225,000 shares of IGCA common stock.

6.       FINANCING ARRANGEMENTS:

The Company has a standby letter of credit/revolving credit facility primarily to facilitate the acquisition of component parts and supplies. At December 31, 1996, the Company had a $1,000 standby letter of credit/revolving credit facility with a bank that was secured by a $1,000 certificate of deposit, which is included in the accompanying balance sheets as restricted investments. At December 31, 1996, the full amount available was utilized. There were no amounts outstanding on such facility at December 31, 1995.

7.       STOCKHOLDERS' EQUITY:

INITIAL PUBLIC OFFERING/REDEMPTION OF CLASS A WARRANTS

In June 1993, the Company completed an initial public offering of 1,523,750 Units consisting of 1,523,750 shares of common stock and 1,523,750 Redeemable Class A Warrants at an offering price of $5.75 per Unit and received net proceeds of $7,426. In April 1994, the Company received net proceeds of $12,774 from the exercise of 1,522,110 Redeemable Class A Warrants at $8.50 per share. Remaining Redeemable Class A Warrants were redeemed.

In connection with the initial public offering, the Company sold a Unit Purchase Option to its principal underwriter to purchase up to 125,000 Units for $6.90 per Unit expiring in 1998. No Units have been acquired under this option through December 31, 1996.

PREFERRED STOCK

In April 1993, the Company sold 7,500 shares of Redeemable Non-Voting Series A Preferred Stock, 2,500 shares of Convertible Redeemable Non-Voting Series B Preferred Stock, 150,000 Redeemable Warrants to purchase common stock at a price of $4.00 per share, and the right to designate 100,000 shares of outstanding common stock for registration for resale at the Company's expense. Both Series A and Series B Preferred Stocks required the Company to pay a cumulative mandatory dividend at the annual rate of $8.00 per share. On October 2, 1995, the Series A Preferred Stock was redeemed for its stated value of $750 and the 2,500 shares of Series B Convertible Redeemable Preferred Stock were converted into 58,822 shares of common stock.


STOCK REPURCHASE PLAN

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time on the open market or in privately negotiated transactions. As of December 31, 1996, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share, for total consideration of $1,199. No shares were repurchased in 1996.

ISSUANCE AND EXCHANGE OF CLASS B STOCK

On October 20, 1994, the Company issued 1,025,000 shares of its Class B Non-Voting Common Stock in exchange for 1,025,000 shares of common stock held by Grand Casinos, Inc. ("GCI"). On December 1, 1995, the Company and GCI amended their earlier agreement to provide that if the Company did not receive certain approvals from the Nevada Gaming Commission ("the Nevada Approvals") on or before December 31, 1995, GCI would, subject to approval of the Minnesota Commissioner of Commerce, exchange its 1,025,000 shares of Class B non-voting common stock for 1,025,000 shares of the Company's common stock. The Company did not receive the Nevada Approvals on or before December 31, 1995. On March 21, 1996, GCI converted 1,025,000 shares of Class B non-voting common stock into 1,025,000 shares of the Company's common stock.

At the time of the original exchange, the Company granted GCI certain registration rights and the option to purchase 102,500 shares of common stock at $7.00 per share, increased the number of games GCI may purchase under the existing discount machine purchase agreement by 50 games (up to an aggregate 125 games) and entered into a transition plan with respect to Board of Directors' positions based upon the timing of the Company's receipt of regulatory approvals.

STOCK OPTIONS AND WARRANTS

The Company has a Stock Option and Compensation Plan (the "Plan"), pursuant to which options and other awards to acquire an aggregate of 1,100,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. The Plan is administered by a stock option committee which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair value of the common stock on the date thereof), the term of each option and the time or times during its term when the option becomes exercisable. Options are generally exercisable in equal amounts over a five-year period from the date of grant. During 1995 and 1994, the exercise prices of certain options ranging from $6.00 to $15.75 were reduced to $4.00 (fair market value on the date of repricing). On October 8, 1996, the exercise prices of certain options ranging from $7.00 to $11.50 were reduced to $4.75 (fair market value on the date of repricing).

The Company accounts for the Plan under APB Opinion No. 25 "Accounting for Stock Options Issued to Employees", under which no compensation cost has been recognized. FASB Statement No. 123 "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of FASB Statement No. 123 is optional, however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's results of operations and earnings per share would have been changed to the following pro forma amounts:

                                                                        1996            1995
                                                                        ----            ----
          Net loss:                            As reported             $(6,179)       $(2,114)
                                               Pro forma               $(6,520)       $(2,132)
          Primary and fully-diluted EPS:       As reported             $(0.97)        $(0.38)
                                               Pro forma               $(1.03)        $(0.38)

Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma comparison cost may not be representative of that to be expected in future years.

A summary of the status of the Plan at December 31, 1996, 1995 and 1994, and changes during the periods then ended is presented in the table and narrative below:

                                December 31, 1996             December 31, 1995            December 31, 1994
                            --------------------------    --------------------------    ------------------------
                                             Wtd Avg                      Wtd Avg                      Wtd Avg
                                Number       Ex Price         Number      Ex Price         Number     Ex Price
                            ------------- ------------    ------------- ------------    ----------- ------------
Outstanding at beginning
  of period                     352,600        $3.99          510,200        $4.56          500,200      $4.57
Granted                         540,500         4.75           45,000         4.61           10,000       4.00
Exercised                      (207,600)        3.94         (176,600)        5.48                -          -
Forfeited                       (79,000)        4.16          (26,000)        5.38                -          -
                            -------------                 -------------                 -----------
Outstanding at end of
  period                         606,600       $4.67          352,600        $3.99          510,200      $4.56
                            -------------                 -------------                 -----------
Exercisable at end of
  period                         131,000       $4.52          133,100        $3.89          205,000      $5.09
Weighted average fair
value of options granted
                                  $2.95                       $2.69                         $2.69

As of December 31, 1996, 540,500 of the 606,500 options outstanding have exercise prices of $4.75, with a weighted average remaining contractual life of
9.77 years. An additional 52,000 options have an exercise price of $4.00 and a weighted average remaining contractual life of 7.32 years. The remaining 14,000 options have an exercise price of $4.25 and a weighted average remaining contractual life of 8.05 years. Of the exercisable options, 91,000 have an exercise price of $4.75 and 40,000 have an exercise price of $4.00. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1996 grants: risk-free interest rate of 10.0 percent; expected dividend yield of
0.0 percent; expected lives of 5 years; expected volatility of 61.8 percent.

The Company has issued stock purchase warrants with a variety of terms and conditions. During 1996, the exercise prices of certain warrants were reduced from $11.00 and $15.00 to $10.00 and $13.00, respectively.

The following summarizes stock purchase warrant transactions during the period:

                                                             Number       Exercise Prices
                                                           ---------     ----------------
                   Outstanding July 31, 1994                 400,000        $4.00 - $8.50
                     Granted                                 352,500         7.00 - 15.00
                     Exercised                              (100,000)                4.00
                                                           ---------     ----------------
                   Outstanding December 31, 1994             652,500         4.00 - 15.00
                     Granted                                       -                    -
                     Exercised                                     -                    -
                     Canceled/Expired                              -                    -
                                                           ---------     ----------------
                   Outstanding December 31, 1995             652,500         4.00 - 15.00
                     Granted                                       -                    -
                     Exercised                               (50,000)                4.00
                     Canceled/Expired                              -                    -
                                                           ---------     ----------------
                   Outstanding December 31, 1996             602,500       $6.90 - $13.00
                                                           =========     ================

At December 31, 1996, 602,500 warrants were exercisable. The warrants expire at various dates through September, 2001.

8.       INCOME TAXES:

Provision for income taxes consists of the following components:

                                      For the Year     For the Year     For the Five    For the Year
                                          Ended           Ended         Months Ended        Ended
                                      Dec. 31, 1996   Dec. 31, 1995    Dec. 31, 1994    July 31, 1994
                                      -------------   -------------    -------------    -------------
Current:
   Federal                                $  21             $--             $  --          $ 106
   State                                     --              --                --             25
                                          -----             ---             -----          -----
      Total current expense                  21              --                --            131
Deferred                                    134              --              (752)           (31)
                                          -----             ---             -----          -----
      Total provision  (benefit)          $ 155             $--             ($752)         $ 100
                                          =====             ===             =====          =====


The tax effects of temporary differences giving rise to the deferred items are as follows for the years ended December 31:

                                                       1996       1995
                                                     -------    -------
       Deferred tax assets:
          Net operating loss carryforwards           $ 3,354    $   970
          Inventory reserves                           1,261        657
          Other                                          691         63
                                                     -------    -------
             Total deferred tax assets                 5,306      1,690
          Valuation allowance                         (4,586)      (836)
                                                     -------    -------
             Deferred tax assets, net of allowance   $   720    $   854
                                                     =======    =======


In accordance with Statement No. 109, the gross deferred tax asset at December 31, 1996, of $5,306, has been reduced by a valuation allowance of $4,586, resulting in a net deferred tax asset of $720. The valuation allowance reduces the deferred tax asset to an amount which management believes is more likely than not to be realized.

At December 31, 1996, the Company has approximately $8,385 of net operating loss carryforwards for federal income tax purposes. These losses expire beginning 2009. The use of approximately $1,250 of these losses is limited to approximately $250 per year for the next five years because the loss was generated in a short tax year.

9.       COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company has entered into certain noncancelable operating lease agreements related to office and warehouse space and equipment. Total lease expense under operating leases was $222, $124, $60 and $68 for the years ended December 31, 1996 and 1995, the five months ended December 31, 1994, and the year ended July 31, 1994, respectively. The minimum annual rental commitments under operating leases are as follows for the years ending December 31:

                   1997                                     $272
                   1998                                      279
                   1999                                      299
                   2000                                      297
                   2001                                      254
                                                          ------
                      Total                               $1,401
                                                          ======




LITIGATION

The Company is involved in legal actions in the ordinary course of its business. While no reasonable estimates of potential liability can be determined, management believes that such legal actions will be resolved without a material effect on the Company's financial position or results of operations.

EMPLOYMENT CONTRACTS

The Company has employment contracts with various officers with remaining terms ranging from one to three years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1996, under such contracts is approximately $1,238. These agreements may also include additional compensation to officers related to sales commission bonuses that could be equal to two percent of the Company's sales.

10.      DISTRIBUTORSHIP AGREEMENTS:

In February 1996, the Company entered into an exclusive distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia for the marketing and distribution of games in Australia, New Zealand, Papua New Guinea, Taiwan, New Caledonia, Malaysia, the Philippines and Singapore (hereinafter "Australasia"). The Company has granted Aristocrat an initial five year exclusive license expiring February 2001 to distribute its blackjack, craps and roulette games to all legalized Australasia video gaming jurisdictions. Pursuant to the agreement, the Company has agreed to sell its games at discounted distributor's pricing in exchange for a minimum purchase quantity of 100 units per year, with a rolling six month sales materials forecast. Aristocrat has submitted the Company's blackjack, and roulette games for technical approval with New South Wales, Australia gaming authorities. Aristocrat may not distribute games prior to receipt of any and all necessary regulatory approvals.

In March 1996, the Company entered into exclusive agreements with Ludi S.F.M. and with S.A.M. Eurusa for the exclusive distribution of the Company's games in France, Monaco, Morocco, Tunisia and Italy. Ludi and Eurusa are affiliated entities. Under the agreement, Ludi and Eurusa have been granted three-year exclusive licenses, expiring March 1999, to distribute the Company's blackjack, craps and roulette games, subsequent to any and all regulatory approvals. The agreements may be renewed for successive one-year terms upon the agreement of the parties and on the terms and conditions set forth in the distribution agreements or such other terms and conditions as the parties may agree and may be terminated by either party under certain circumstances. Pursuant to the agreement, the Company has agreed to sell its games to Ludi and Eurusa at the Company's then current retail price less a distributor's discount.

The Company also has exclusive or nonexclusive distributorship agreements with Bally Gaming International, Drew Distributing, Sodak Gaming, Inc. and Vista Gaming Corporation.

INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                 Schedule II - Valuation and Qualifying Accounts
                                 (In Thousands)

Description                                          Balance      Charged to    Amount      Balance
-----------                                       Beginning of     Cost and     Written     End of
                                                     Period        Expenses        Off      Period
                                                  ------------    ----------    --------    --------
Reserve for inventory obsolescence:

  For the five months ended 12/31/94                   $ -            $ -         $ -          $ -

  For the year ended 12/31/95                            -            649           -          649

  For the year ended 12/31/96                          649          1,308          64        1,893


Description                                          Balance      Charged to    Amount      Balance
-----------                                       Beginning of     Cost and     Written     End of
                                                     Period        Expenses        Off      Period
                                                  ------------    ----------    --------    --------
Allowance for doubtful notes and accounts receivable:

  For the five months ended 12/31/94                   $ -            $ -         $ -          $ -

  For the year ended 12/31/95                            -             70           -           70

  For the year ended 12/31/96                           70             78           -          148

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or disagreements on any matters of accounting principals or practices or Financial Statement disclosures have occurred.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 31, 1996 and forwarded to stockholders prior to the Company's 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in the 1997 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information in the 1997 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof " to, but not including, the caption "Election of Directors," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 1997 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . .       22

Consolidated Balance Sheets as of December 31, 1996 and 1995 . . . . . . . . . . . . . . . . .       23

Consolidated Statements of Operations for the years ended December 31, 1996 and 1995, the five
months ended December 31, 1994 and the year ended July 31, 1994 . . .                                24

Consolidated Statements of Stockholders' Equity  for the years ended December 31, 1996 and
1995,  the five months ended December 31, 1994 and the year ended July 31, 1994 . . . . . . .        25

Consolidated Statements of  Cash Flows for the years ended December 31, 1996 and 1995,  the
five months ended December 31, 1994 and the year ended July 31, 1994  . . . . . . . . . . . .        26

Notes to the Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .        27

(a)(3) Exhibits

3.1      Articles of Incorporation, as amended*
3.2      Bylaws*
10.1     1992 Stock Option and Compensation Plan, as amended** +
10.2     Non-exclusive Distributorship Agreement between Innovative Gaming, Inc. and Sodak Gaming, Inc.
         dated August 23, 1993**
10.3     Agreement by and between the Company and Grand Casinos, Inc., dated as of July 28,
         1994 **
10.4     Agreement between the Company and NANAO dated as of January 21, 1994*
10.5     Agreement between the Company and IREM, dated as of January 22, 1994*
10.6     Exclusive Distributorship Agreement by and among the Company, Drew
         Distributing and Hugh Andrews, dated as of January 24, 1994*
10.7     Employment Agreement between the Company and Edward G. Stevenson dated February 15, 1996***
10.8     Option Agreement between the Company and Edward G. Stevenson dated February 15, 1996***
10.9     Exclusive Distributorship Agreement between the Company and Aristocrat Leisure Industries
         PTY LTD dated February 7, 1996***
10.10    Assignment between the Company, NANAO and IREM dated February 2, 1996***
10.11    Parts Supply Agreement between the Company and IREM dated February 2,1996***
10.12    Agreement between the Company and H Square Corporation dated April 26, 1996***
10.13    Preferred Stock Redemption Agreement between the Company and D. Bradly Olah
         Dated October 2, 1995***
10.14    Second Amendment to Share Exchange Agreement between the Company and Grand Casinos, Inc.
         dated December 1, 1995***
10.15    Exclusive Distributorship Agreement between the Company and Ludi S.F.M. dated March 5, 1996***
10.16    Exclusive Distributorship Agreement between the Company and S.A.M. EURSA dated March 5, 1996***
10.17    Fourth Amendment to Letter of Credit Agreement between the Company and First Bank National Association, dated December 1, 1996
10.18    Product Development and Revenue Sharing Agreement between the Company and IGT, dated November 18, 1996
10.19    Sublease agreement between the Company and Thomas & Betts Corporation, dated May 14, 1996
10.20    Lease agreement between the Company and Dermody Properties, dated July 9, 1996
21       List of Subsidiaries*
23.1     Consent of Arthur Andersen LLP
23.2     Consent of Arthur Andersen LLP
27       Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

* Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (Fi1e No. 33-61492C.)

** Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (Fi1e No.33-70450).

*** Incorporated herein by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995

+      Agreement relates to Executive Compensation

(b) Reports on Form 8-K.

         No current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INNOVATIVE GAMING CORPORATION OF AMERICA
                                      Registrant



Date: March  24, 1997          By:    /s/ Edward G. Stevenson
                                 -----------------------------------------------
                                      Name:   Edward G. Stevenson
                                      Title: President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1997.




                  Name                                Title
                  ----                                -----


    /s/ Edward G. Stevenson                           President, Chief Executive Officer and Director
------------------------------------------             (principal executive officer)
         Edward G. Stevenson


     /s/ Scott Shackelton                             Vice President-Finance, Chief Financial Officer
------------------------------------------             (principal accounting officer)
         Scott Shackelton


       /s/ Lyle Berman                                Director
------------------------------------------
         Lyle Berman


      /s/ Stanley M. Taube                            Director
------------------------------------------
         Stanley M. Taube