Form 10-Q
period 1997-03-31
INNOVATIVE GAMING CORP OF AMERICA
filed 1997-05-15
CIK 897795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission file number 0-22482.

                    INNOVATIVE GAMING CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Minnesota                                     41-1713864
-------------------------------            ------------------------------------
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

Yes   X   No
    -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 9, 1997 there were 6,476,515 shares of common stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                 March 31, 1997

Part I:     Financial Information

Item 1.     Financial Statements
            Consolidated Condensed Balance Sheets -
            March 31, 1997 and December 31, 1996 (Unaudited)                   3

            Consolidated Condensed Statements of Operations -
            for the three months ended
            March 31, 1997 and 1996 (Unaudited)                                4

            Consolidated Condensed Statements of Cash Flows -
            for the three months ended
            March 31, 1997 and 1996 (Unaudited)                                5

            Notes to Consolidated Condensed
            Financial Statements                                               6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                         9

Part II:    Other Information

Item 1.     Legal Proceedings                                                 12

Item 4.     Submission of Matters to a Vote of Security Holders               12

Item 6.     Exhibits and Reports on Form 8-K                                  12

            Signatures                                                        13

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                         March 31,             December 31,
                                                                                            1997                   1996
                                                                                      -----------------      -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                     $2,143                 $2,993
  Available-for-sale securities                                                                  2,252                  2,966
  Restricted investments                                                                         1,000                  1,000
  Accounts receivable                                                                              526                    483
  Current portion of notes receivable                                                               90                    177
  Inventories                                                                                    5,200                  4,729
  Prepaid expenses and other                                                                       257                    174
                                                                                      -----------------      -----------------
     Total current assets                                                                       11,468                 12,522

PROPERTY AND EQUIPMENT, NET                                                                        858                    653
DEFERRED INCOME TAXES                                                                              720                    720
INTANGIBLE ASSETS, NET                                                                           1,993                  2,081
                                                                                      -----------------      -----------------
                                                                                               $15,039                $15,976
                                                                                      =================      =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                $557                   $246
  Accrued liabilities                                                                              286                    254
  Notes payable                                                                                     16                     26
                                                                                      -----------------      -----------------
     Total liabilities                                                                             859                    526
                                                                                      -----------------      -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    6,476,515 shares issued and outstanding                                                         65                     65
  Additional paid-in capital                                                                    24,951                 24,951
  Accumulated deficit                                                                          (10,835)                (9,559)
  Unrealized holding gain (loss) on available-for-sale securities                                   (1)                    (7)
                                                                                      -----------------      -----------------
     Total stockholders' equity                                                                 14,180                 15,450
                                                                                      -----------------      -----------------
                                                                                               $15,039                $15,976
                                                                                      =================      =================


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                              Three Months
                                                                             Ended March 31,
                                                                   ------------------------------------
                                                                         1997               1996
                                                                   -----------------  -----------------
SALES                                                                          $467               $506

COST OF SALES                                                                   399                374
                                                                   -----------------  -----------------

    Gross profit                                                                 68                132

SELLING, GENERAL AND ADMINISTRATIVE                                           1,429              1,213
                                                                   -----------------  -----------------

    Loss from operations                                                     (1,361)            (1,081)

INTEREST INCOME, NET                                                             85                177
                                                                   -----------------  -----------------

NET LOSS                                                                     (1,276)              (904)
                                                                   =================  =================

LOSS PER COMMON SHARE
 AND COMMON SHARE EQUIVALENTS:

PRIMARY AND FULLY DILUTED                                                     ($0.20)            ($0.15)
                                                                   =================  =================

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                                     6,477              6,150
                                                                   =================  =================


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Three Months
                                                                             Ended March 31,
                                                                     -------------------------------
                                                                          1997            1996
                                                                     ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  ($1,276)          ($904)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                                139             119
   Provision for inventory obsolescence                                          35              --
   Loss on sale of securities and investments                                     2              17
   Stock option compensation earned                                              --               1
   Changes in operating assets and liabilities                                 (200)            727
                                                                     ---------------  --------------
     Cash flows from operating activities                                    (1,300)            (40)
                                                                     ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities and investments                                    (1,043)         (4,832)
  Proceeds from sale of securities and investments                            1,759           4,704
  Purchases of property and equipment                                          (256)           (239)
  Payments on non-compete agreement                                              --             (17)
                                                                     ---------------  --------------
     Cash flows from investing activities                                       460            (384)
                                                                     ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                                     (10)             (1)
  Net proceeds from sale of common stock                                         --             354
                                                                     ---------------  --------------
     Cash flows from financing activities                                       (10)            353
                                                                     ---------------  --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (850)            (71)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,993             897
                                                                     ---------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $2,143            $826
                                                                     ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                                      --              $3
     Cash paid for income taxes                                                  $1              $3
  Noncash transactions:
     Class B common stock converted to common stock                              --             $10
     Intangible assets acquired with common stock                                --          $2,081


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (including recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)  COMMITMENTS AND CONTINGENCIES

The manufacture, distribution and sale of the Company's products are regulated by various jurisdictions and entities, including requirements to obtain licenses and product approval in several jurisdictions. The Company has obtained required licenses and product approvals in certain jurisdictions and is continuing efforts to obtain such approvals in other key jurisdictions. Failure to successfully obtain and/or maintain such licenses and approvals, or meet other regulatory requirements could materially impact the expansion and future operation of the Company. As a result, the Company expects quarterly results to be volatile until all product approvals have been obtained and appropriate marketing efforts have been performed in major gaming markets. Until all major gaming market approvals are received and marketing efforts performed, future sales and earnings are expected to continue to be negatively impacted.

(3)  RELATED PARTY TRANSACTIONS

Grand Casinos, Inc. ("GCI"), which is in the business of owning, managing and developing casinos, is a stockholder of the Company. Lyle Berman, a director of the Company, is Chairman and Chief Executive Officer, and a principal shareholder of GCI. Under an existing discount machine purchase agreement, GCI may purchase up to an aggregate of 125 games at specified discount prices. Previous sales were made to GCI at reduced prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. The Company made no sales to GCI during the quarters ended March 31, 1996 or 1997.

(4)  COMMON STOCK

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 31, 1997, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. No shares were repurchased during the quarters ended March 31, 1996 or 1997.

(5)  INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company had cumulative

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997
                                   (UNAUDITED)


federal net operating loss carry forwards of approximately $8,385,000 as of December 31, 1996. These losses, if not used, will begin to expire in 2009. The use of approximately $1,250,000 of these losses is limited to approximately $250,000 per year for the next five years because the loss was generated in a short tax year. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry forwards.

(6)  SUBSEQUENT EVENT - PREFERRED STOCK PRIVATE PLACEMENT

On April 9, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement. The Company received net proceeds of approximately $3,790,000 from such private placement after the payment of fees and expenses associated with such private placement. An annual dividend of 4% on such Preferred Stock shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997
                                   (UNAUDITED)


The Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $8.1725 per share. Twenty-five percent (25%) of the Preferred Stock is convertible into Common Stock, at the election of the holder thereof, at the later of July 9, 1997 or the date of effectiveness of the Registration Statement with the Securities and Exchange Commission (the "Effective Date") and all necessary gaming regulatory approvals. Twenty-five percent (25%) of the Preferred Stock is convertible 30 days after the Effective Date; (25%) of the Preferred Stock is convertible 60 days after the Effective Date; and the remaining (25%) of the Preferred Stock is convertible 90 days after the Effective Date. All outstanding shares of Preferred Stock will automatically be converted into Common Stock eleven months following the Effective Date. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

A Registration Statement related to the Common Stock is being filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated April 10, 1997. The Company must use its best efforts to have the Registration Statement be declared effective with the SEC no later than 90 days from the closing of the purchase of the Preferred Shares. If the Registration Statement is not delared effective within 120 days after the closing, the Company is required to pay to the holders of Convertible Preferred Stock the an amount equal to 2% of the subscription price paid by the investors at 150 days after the closing, and 3% for each 30 days subsequent to the first payment, to be prorated for periods less than 30 days.

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

In February 1997, the Company received technical game approval for its multi-station blackjack machine from Colorado regulatory authorities. The Company, through its Colorado distributor, Vista Gaming Corporation, commenced placing its blackjack games in Colorado casinos on a lease basis in late February 1997. In February and March 1997, the Nevada Gaming Commission granted the Company approval of its Hot Shot DiceTM , BJ BlitzTM and Lightning StrikeTM Roulette machines for use in Nevada. The Company has commenced placing these games in Nevada casinos where possible on a lease "participation" basis wherein the Company will receive a percentage of the games' net win at percentages similar to those received by other specialty game suppliers in casino locations.

The Company and Grand Casinos, Inc. ("GCI") have entered into an agreement which will allow casinos owned or managed by GCI or its affiliates to purchase up to 125 of the Company's video gaming machines at prices lower than the price the Company charges unrelated parties. From inception through March 31, 1997, the Company has sold 42 blackjack machines, 11 craps machines and 8 roulette machines to casinos either owned or managed by GCI. There were no machines sold to GCI for the three months ended March 31, 1997.

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

The Company has exclusive or nonexclusive distributorship agreements with Aristocrat Leisure Industries PTY LTD, Bally Gaming International, Drew Distributing, Ludi S.F.M., S.A.M. Eurusa, Sodak Gaming Inc. and Vista Gaming Corporation. Ludi is affiliated with Eurusa.

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                   MARCH 31, 1997 COMPARED TO MARCH 31, 1996

For the three month period ended March 31, 1997, the Company recorded a net loss of $1,276,000, or $.20 per share. This loss was the result of low sales volume while pursuing licensing and the introduction of those products into new markets, while expense levels were high due to the Company's efforts to develop/enhance its products.

SALES, COST OF SALES AND GROSS PROFIT

Sales for the quarter ended March 31, 1997, were $467,000 compared to $506,000 recorded in the quarter ended March 31, 1996. Net sales included 6 games in both the current and prior year quarters. Regulatory timing delays in acquiring certain gaming licenses in key jurisdictions limited the markets available to sell the Company's products. The Company recognized minimal lease revenues from the placement of games in Colorado and Nevada casinos late in the current

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
              MARCH 31, 1997 COMPARED TO MARCH 31, 1996 - CONTINUED

quarter, subsequent to receiving regulatory approval in those jurisdictions. Sales will continue to be volatile while new jurisdictional licenses and/or distribution agreements are obtained. The Company is pursuing game approval in the key jurisdiction of Australia.

The gross margin for the first quarter of 1997 was 14.6% compared to 26.1% for the first quarter of 1996. The lower gross margin in 1997 was primarily due to the accrual of obsolescence reserves and costs associated with commencement of leasing games to casinos.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended March 31, 1997 increased $216,000 to $1,429,000 compared to $1,213,000 for the three months ended March 31, 1996. This expense increase was primarily due to higher product engineering and development expenses related to preparing the Company's products for introduction into new jurisdictions, and increased payroll expenses.

INTEREST INCOME

In the quarter ended March 31, 1997, interest income was $85,000 compared to $177,000 in the quarter ended March 31, 1996. The decrease in interest income was due to a decrease in notes receivable and investments in interest bearing accounts.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $10,835,000 as of March 31, 1997. Due to the highly regulated environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future results are highly dependent on the Company's ability to obtain the necessary licenses and/or product approvals in various jurisdictions in order to expand its market base. There can be no assurance as the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process. Due to the unique nature and prices of the Company's products, it is difficult to predict the appropriate selling cycle time frame involved in each new jurisdiction.

As a result of these factors, the Company expects quarterly results to be volatile until licenses and approvals are obtained in certain major gaming markets and appropriate marketing efforts can be performed in new jurisdictions. The Company has experienced delays in acquiring certain gaming licenses in key jurisdictions. Future sales and earnings levels are expected to continue to be negatively impacted until licenses are acquired in key new jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $1,000,000 standby letter of credit/revolving credit arrangement primarily to facilitate acquisition of components and supplies from foreign vendors. The facility is collateralized by short-term investments of the Company.

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. As of March 31, 1997, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. No shares were repurchased during the three months ended March 31, 1996 or 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
             MARCH 31, 1997 COMPARED TO MARCH 31, 1996 - CONTINUED

On April 9, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock at a price of $1,000 per share in a private placement for total proceeds of $4,000,000. The Company received net proceeds of approximately $3,790,000 from such private placement after the payment of fees and expenses associated with such private placement. An annual dividend of 4% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion.

Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $8.1725 per share. Twenty-five percent (25%) of the Preferred Stock is convertible into Common Stock, at the election of the holder thereof, at the later of July 9, 1997 or the date of effectiveness of the Registration Statement with the Securities and Exchange Commission (the "Effective Date") and all necessary gaming regulatory approvals. Twenty-five percent (25%) of the Preferred Stock is convertible 30 days after the Effective Date; (25%) of the Preferred Stock is convertible 60 days after the Effective Date; and the remaining (25%) of the Preferred Stock is convertible 90 days after the Effective Date. All outstanding shares of Preferred Stock will automatically be converted into Common Stock eleven months following the Effective Date. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock. A Registration Statement related to the Common Stock is being filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated April 10, 1997.

The Company had $5,395,000 and $6,959,000 in cash and cash equivalents, available-for-sale securities and restricted investments as of March 31, 1997 and December 31, 1996, respectively. The Company believes that its cash and cash equivalents, available-for-sale securities and restricted investments, and additional financing capacity will be sufficient to meet the Company's current liquidity and capital requirements. These resources and cash generated from operations are expected to meet the Company's long-term capital requirements. The Company had no long-term debt as of March 31, 1997.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the Company's timetable of game approval in Australia. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; changes in interest rates causing a reduction on investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

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

         (b) Reports on Form 8-K

         On April 11, 1997, the Company filed a Form 8-K to report completion of a private placement of convertible preferred stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INNOVATIVE GAMING CORPORATION OF AMERICA


                                            /s/ Scott Shackelton
                              -------------------------------------------------
                                               Scott Shackelton
                                            Chief Financial Officer
                                        (Principal Accounting Officer)


Date: May 14, 1997

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   27                Financial Data Schedule