Form 10-K405/A
period 1996-12-31
INNOVATIVE GAMING CORP OF AMERICA
filed 1997-06-04
CIK 897795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1997, 6,476,515 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on March 17, 1997, was $30,040,365. For purposes of this computation, affiliates of the Registrant are the Registrant's executive officers and directors and Grand Casinos, Inc.

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

BONUS STREAK. Bonus Streak is used in conjunction with a slant top spinning reel slot machine. The video bonus game utilizes the industry's first active, high resolution LCD display. When players catch the Bonus Streak symbol on the reel slot, they qualify for bonus play. Bonus play starts with 7 cards dealt face up on the LCD display. If there are any matching cards (two 4's, two jacks, etc.), bonus play ends and the player receives a first level award. If there are no matching cards, the player advances to the next award level. Play continues to subsequent award levels until there is a match or 13 unique cards are displayed, at which time the top bonus jackpot is awarded. Bonus Streak has not yet been approved in any gaming jurisdiction. Upon approval in Nevada, the Company anticipates it will place Bonus Streak in gaming locations on a participation basis wherein the Company will receive a percentage of the games' net win at percentages similar to those received by other specialty game suppliers. This participation amount will be shared with the manufacturer of the slant top spinning reel slot machine. Under an agreement with IGT, a wholly-owned subsidiary of International Game Technology, as the supplier of the slant top slot machines, the Company will share equally in the net revenues received from the locations until IGT receives its sales price, after which the Company receives 90% and IGT receives 10% of the net revenues.

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

SIGNIFICANT CUSTOMERS

During fiscal 1996, a substantial portion of the Company's sales were to three customers. Sodak accounted for 23.7% of sales, Bally Gaming International accounted for 32.2% of sales and Otimex accounted for 37.0% of sales. The Company entered into an initial agreement with Grand Casinos, Inc. ("GCI") in 1992, and a subsequent agreement in 1994, whereby casinos owned or managed by GCI may purchase up to 125 of the Company's video gaming machines in quantity purchases for a price lower than what the Company charges in related markets. In addition to providing the Company the opportunity for quantity sales of its products, these agreements provided the Company with initial market and Beta test sites for its products, as well as operational and performance data. The Company made minimal parts sales and no video gaming machine sales to GCI during 1996.

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

Manufacturer and distributor licenses require the periodic payment of fees and taxes and are not transferable. No person may become a stockholder of, or receive any percentage of profits from, IGI, the wholly-owned subsidiary of IGCA without first obtaining licenses and approvals from the Nevada Gaming Authorities. IGCA is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and IGI was granted all requisite licenses in May 1996 to manufacture gaming devices used in Nevada and to distribute such devices, subsequent to technical product approvals. As such, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require.

All gaming devices that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission.

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

The following table summarizes product sales for the years ending December 31, 1996 and 1995.

                                    Year ended December     Year ended
                                         31, 1996         December 31, 1995
                                    -------------------   -----------------
             Sales revenue               $2,664,000           $6,352,000
                                         ==========           ==========
             Unit sales:
                Blackjack                         6                   76
                Craps                             2                    2
                Roulette                         25                   16
                                         ----------           ----------
                   Total units                   33                   94
                                         ==========           ==========
             Total units sold to GCI             --                    8
                                         ==========           ==========


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

The gross margin in 1996 was 19.8% compared to 25.0% in 1995. For the year ended December 31, 1995, the total gross profit was 25.0%, which included sales to Grand Casinos, Inc. ("GCI") at a gross profit of 22.8% and gross profit of 25.2% on sales to other customers. In the year ended December 31, 1996, the total gross profit was 19.8%, with no sales to GCI. In 1996, all of the games sold by the Company were to distributors, which generally yield lower gross margins than direct sales. Additionally, the product sales mix in 1996 was comprised primarily of lower margin products.

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
                                         ==========         ==========


Gross profit for 1995 was $1,589,000 or 25.0% of sales compared to $3,825,000 or 42.9% of sales for the 1994 fiscal year. In the year ended July 31, 1994, the favorable prices charged to GCI on the sale of 44 games had a gross profit of 30.4%, compared to a gross profit of 47.4% on sales to other customers, reducing the total gross profit to 42.9%. For the year ended December 31, 1995, the total gross profit was 25.0%, which included sales to GCI at a gross profit of 22.8% and gross profit of 25.2% on sales to other customers. Gross profit decreased in part due to higher cost of game components resulting from unfavorable changes in Yen exchange rates. Also, per game sales prices were lower in 1995 due to a higher percentage of sales through distributors which resulted in reduced selling prices. Gross profits are expected to remain lower than historical levels until the effects of the new supplier agreements are fully realized and regulatory approvals in new gaming jurisdictions are obtained.

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

As of December 31, 1996, inventories totaled $4.7 million, approximately 2.2 times the amount recorded as cost of sales in 1996. This inventory turnover was due to market saturation in jurisdictions where the Company's products were historically sold, resulting in the reduced sales in 1996. Management has evaluated the composition of the inventory for product marketability under its current business plan and recorded reserves to reduce the carrying value to a level it believes is realizable.

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

                                                                        1996            1995
                                                                        ----            ----
          Net loss:                            As reported             $(6,179)       $(2,114)
                                               Pro forma               $(6,465)       $(2,132)
          Primary and fully-diluted EPS:       As reported             $(0.97)        $(0.38)
                                               Pro forma               $(1.02)        $(0.38)

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

As of December 31, 1996, 540,500 of the 606,500 options outstanding have exercise prices of $4.75, with a weighted average remaining contractual life of
9.77 years. An additional 52,000 options have an exercise price of $4.00 and a weighted average remaining contractual life of 7.32 years. The remaining 14,000 options have an exercise price of $4.25 and a weighted average remaining contractual life of 8.05 years. Of the exercisable options, 91,000 have an exercise price of $4.75 and 40,000 have an exercise price of $4.00. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1996 and 1995 grants: risk-free interest rate of 6.2 and 7.6 percent; expected dividend yield of 0.0 percent; expected lives of 5 years; expected volatility of 61.8 and 63.3 percent, respectively.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With the exception of the information set forth below, the information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, filed with the Securities and Exchange Commission and forwarded to stockholders prior to the Company's 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), is incorporated herein by reference.

        LYLE BERMAN, age 55, has served as a director of the Company since December 1992 and as Chairman of the Board since December 1995. Mr. Berman has been the Chief Executive Officer and the Chairman of the Board of Directors of Grand Casinos since October 1991 and of Rainforest Cafe, Inc., a themed restaurant/retail company, since February 1994. Mr. Berman has been Chief Executive Officer of Stratosphere Corporation, a casino/hotel company, since July 1994 and Chairman since July 1996. Stratosphere Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 1997. Mr. Berman is also a director of G-III Apparel Group Ltd., New Horizon Kids Quest, Inc. and Wilson's The Leather Investors, Inc.

        PAUL A. BIBLE, age 56, has served as a director of the Company since April 1997. Mr. Bible has been President of the law firm Bible, Haney, Hoy, Trachok, Wadhams & Woloson, Reno, Nevada since 1987, and specializes in commercial and gaming law. Mr. Bible was formerly chairman of the Nevada Gaming Commission from 1983 to 1987, Chairman of the State Bar of Nevada Gaming Law Section from 1989 to 1993, Trustee of the International Association of Gaming Attorneys from 1989 to 1994, and currently serves as Trustee of the University of Nevada, Reno, Foundation.

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

(a)(3) Exhibits

3.1      Articles of Incorporation, as amended*
3.2      Bylaws*
10.1     1992 Stock Option and Compensation Plan, as amended** +
10.2     Non-exclusive Distributorship Agreement between Innovative Gaming, Inc. and Sodak Gaming, Inc.
         dated August 23, 1993**
10.3     Agreement by and between the Company and Grand Casinos, Inc., dated as of July 28,
         1994 **
10.4     Agreement between the Company and NANAO dated as of January 21, 1994*
10.5     Agreement between the Company and IREM, dated as of January 22, 1994*
10.6     Exclusive Distributorship Agreement by and among the Company, Drew
         Distributing and Hugh Andrews, dated as of January 24, 1994*
10.7     Employment Agreement between the Company and Edward G. Stevenson dated February 15, 1996***
10.8     Option Agreement between the Company and Edward G. Stevenson dated February 15, 1996***
10.9     Exclusive Distributorship Agreement between the Company and Aristocrat Leisure Industries
         PTY LTD dated February 7, 1996***
10.10    Assignment between the Company, NANAO and IREM dated February 2, 1996***
10.11    Parts Supply Agreement between the Company and IREM dated February 2,1996***
10.12    Agreement between the Company and H Square Corporation dated April 26, 1996***
10.13    Preferred Stock Redemption Agreement between the Company and D. Bradly Olah
         Dated October 2, 1995***
10.14    Second Amendment to Share Exchange Agreement between the Company and Grand Casinos, Inc.
         dated December 1, 1995***
10.15    Exclusive Distributorship Agreement between the Company and Ludi S.F.M. dated March 5, 1996***
10.16    Exclusive Distributorship Agreement between the Company and S.A.M. EURSA dated March 5, 1996***
10.17    Fourth Amendment to Letter of Credit Agreement between the Company and First Bank National Association, dated December 1, 1996****
10.18    Product Development and Revenue Sharing Agreement between the Company and IGT, dated November 18, 1996****
10.19    Sublease agreement between the Company and Thomas & Betts Corporation, dated May 14, 1996****
10.20    Lease agreement between the Company and Dermody Properties, dated July 9, 1996****
21       List of Subsidiaries*
23.1     Consent of Arthur Andersen LLP
23.2     Consent of Arthur Andersen LLP
27       Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes++.

* Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (Fi1e No. 33-61492C).

** Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (Fi1e No.33-70450).

*** Incorporated herein by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995.

**** Incorporated herein by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1996.

+      Agreement relates to Executive Compensation

++     Previously Filed

(b) Reports on Form 8-K.

         No current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INNOVATIVE GAMING CORPORATION OF AMERICA
                                      Registrant



Date: June 2, 1997            By:    /s/ Edward G. Stevenson
                                 -----------------------------------------------
                                      Name:   Edward G. Stevenson
                                      Title: President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 2, 1997.




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


                                                      Director
------------------------------------------
         Lyle Berman


      /s/ Paul A. Bible                               Director
------------------------------------------
         Paul A. Bible