Form 10-Q
period 1997-06-30
INNOVATIVE GAMING CORP OF AMERICA
filed 1997-08-13
CIK 897795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         June 30, 1997
                               -----------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to __________.

Commission file number         0-22482        .
                       -----------------------

                    INNOVATIVE GAMING CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Minnesota                                   41-1713864
-------------------------------             -----------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 8, 1997 there were 6,476,515 shares of common stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                  June 30, 1997


Part I:     Financial Information

Item 1.     Financial Statements
            Consolidated Condensed Balance Sheets -
            June 30, 1997 (Unaudited) and December 31, 1996                   3

            Consolidated Condensed Statements of
            Operations - for the three months and six
            months ended June 30, 1997 and 1996
            (Unaudited)                                                       4

            Consolidated Condensed Statements of Cash
            Flows - for the three months and six months
            ended June 30, 1997 and 1996 (Unaudited)                          5

            Notes to Consolidated Condensed
            Financial Statements                                              6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                        8

Part II:    Other Information

Item 1.     Legal Proceedings                                                12

Item 2.     Changes in Securities                                            12

Item 4.     Submission of Matters to a Vote of Security Holders              12

Item 6.     Exhibits and Reports on Form 8-K                                 12

            Signatures                                                       13

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS


                                                                               June 30,      December 31,
                                                                                 1997            1996
                                                                              -----------    ------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  3,969        $  2,993
  Available-for-sale securities                                                     108           2,966
  Restricted investments                                                          1,000           1,000
  Accounts receivable                                                             1,173             483
  Current portion of notes receivable                                                 5             177
  Inventories                                                                     7,931           4,729
  Prepaid expenses and other                                                         74             174
                                                                               --------        --------
     Total current assets                                                        14,260          12,522

PROPERTY AND EQUIPMENT, NET                                                       1,587             653
DEFERRED INCOME TAXES                                                               720             720
INTANGIBLE ASSETS, NET                                                            1,905           2,081
                                                                               --------        --------

                                                                               $ 18,472        $ 15,976
                                                                               ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $  1,181        $    246
  Accrued liabilities                                                               413             254
  Notes payable                                                                     143              26
                                                                               --------        --------

     Total current liabilities                                                    1,737             526
                                                                               --------        --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock, no par value, $100 stated value, nonvoting, 4,000 shares authorized, 4,000 and 0 shares outstanding,
    respectively                                                                  3,747              --
  Common stock, $.01 par value, 100,000,000 shares authorized,
    6,476,515 shares issued and outstanding                                          65              65
  Additional paid-in capital                                                     25,594          24,951
  Accumulated deficit                                                           (12,671)         (9,559)
  Unrealized holding gain (loss) on available-for-sale securities                    --              (7)
                                                                               --------        --------

     Total stockholders' equity                                                  16,735          15,450
                                                                               --------        --------

                                                                               $ 18,472        $ 15,976
                                                                               ========        ========


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                 Three Months               Six Months
                                                Ended June 30,            Ended June 30,
                                             --------------------      --------------------
                                              1997         1996         1997         1996
                                             -------      -------      -------      -------
SALES                                        $ 1,083      $   730      $ 1,550      $ 1,236

COST OF SALES                                    953          495        1,352          869
                                             -------      -------      -------      -------

    Gross profit                                 130          235          198          367

SELLING, GENERAL AND ADMINISTRATIVE            1,397        1,353        2,826        2,565

RESTRUCTURING COSTS                               --        1,716           --        1,716
                                             -------      -------      -------      -------

    Loss from operations                      (1,267)      (2,834)      (2,628)      (3,914)

INTEREST INCOME, NET                              92          154          177          330
                                             -------      -------      -------      -------

LOSS BEFORE INCOME TAXES                      (1,175)      (2,680)      (2,451)      (3,584)

    Provision for income taxes                    --          155           --          155
                                             -------      -------      -------      -------

NET LOSS                                      (1,175)      (2,835)      (2,451)      (3,739)

    Preferred stock accretion adjustment         626           --          626           --
    Preferred stock dividends                     36           --           36           --
                                             -------      -------      -------      -------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS     $(1,837)     $(2,835)     $(3,113)     $(3,739)
                                             =======      =======      =======      =======


LOSS PER SHARE OF COMMON STOCK               $ (0.28)     $ (0.45)     $ (0.48)     $ (0.60)
                                             =======      =======      =======      =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                     6,477        6,368        6,477        6,259
                                             =======      =======      =======      =======



See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                              Three Months              Six Months
                                                             Ended June 30,            Ended June 30,
                                                          --------------------      --------------------
                                                           1997         1996         1997         1996
                                                          -------      -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(1,175)     $(2,835)     $(2,451)     $(3,739)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                              179          203          317          322
   Deferred income taxes                                       --          134           --          134
   Provision for inventory obsolescence                        --           --           35           --
   Loss on sale of assets                                      --           99           --           99
   Loss on sale of securities and investments                  --            7            2           25
   Provision for bad debts                                     39           78           39           78
   Stock option compensation earned                            --            3           --            4
   Changes in operating assets and liabilities             (2,433)         980       (2,635)       1,706
                                                          -------      -------      -------      -------

     Cash flows from operating activities                  (3,390)      (1,331)      (4,693)      (1,371)
                                                          -------      -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                   --       (1,104)      (1,043)      (5,936)
  Proceeds from sale of available-for-sale securities       2,145        1,500        3,906        6,204
  Purchases of property and equipment                        (821)         (40)      (1,076)        (279)
  Proceeds from sale of property and equipment                 --           45           --           45
  Payments on covenant not to compete                          --          (25)          --          (42)
                                                          -------      -------      -------      -------

     Cash flows from investing activities                   1,324          376        1,787           (8)
                                                          -------      -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                 137           --          137           --
  Payments on note payable                                    (10)          (1)         (20)          (2)
  Net proceeds from sale of preferred stock                 3,765           --        3,765           --
  Net proceeds from sale of common stock                       --          443           --          797
                                                          -------      -------      -------      -------

     Cash flows from financing activities                   3,892          442        3,882          795
                                                          -------      -------      -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,826         (513)         976         (584)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,143          826        2,993          897
                                                          -------      -------      -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 3,969      $   313      $ 3,969      $   313
                                                          =======      =======      =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Noncash transactions:
     Class B common stock converted to common stock            --           --           --      $    10
     Intangible assets acquired with common stock              --           --           --      $ 2,081




See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (including recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

(3)  RELATED PARTY TRANSACTIONS

Grand Casinos, Inc. ("GCI"), which is in the business of owning, managing and developing casinos, is a stockholder of the Company. Lyle Berman, Chairman of the Board of the Company, is Chairman and Chief Executive Officer, and a principal shareholder of GCI. Under an existing machine purchase agreement, GCI may purchase up to an aggregate of 125 games in quantity purchases at distributor level prices. Previous quantity sales were also made to GCI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. The Company made no machine sales to GCI during the six-month periods ended June 30, 1996 or 1997.

(4)  COMMON STOCK

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of June 30, 1997, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. No shares were repurchased during the six-month periods ended June 30, 1996 or 1997.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 1997
                                   (UNAUDITED)


(5)  INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company had cumulative federal net operating loss carry forwards of approximately $8,385,000 as of December 31, 1996. These losses, if not used, will begin to expire in 2009. The use of approximately $1,250,000 of these losses is limited to approximately $250,000 per year for the next five years because the loss was generated in a short tax year. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry forwards.

(6)  RESTRUCTURING PLAN

During the quarter ended June 30, 1996, the Company formalized details of a comprehensive restructuring plan designed to reduce costs and improve efficiency of operations. Included in the restructuring plan was the consolidation and relocation of corporate facilities to Reno, Nevada, reorganization of management, and an overall evaluation of the Company's product lines and new markets. As a result of this restructuring plan, the Company recorded a one-time charge against earnings in the quarter ended June 30, 1996, totaling $1,716,000.

(7)  PREFERRED STOCK PRIVATE PLACEMENT

On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement. The Company received net proceeds of approximately $3,765,000 from such private placement after the payment of fees and expenses associated with such private placement. An annual dividend of 4% on such Preferred Stock shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion.

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

A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated April 10, 1997. The Effective Date of the Registration Statement was July 28, 1997, and all necessary gaming regulatory approvals have been received.

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

In February 1997, the Company received technical game approval for its multi-station blackjack machine from Colorado regulatory authorities. The Company, through its Colorado distributor, Vista Gaming Corporation, commenced placing its blackjack games in Colorado casinos on a lease basis in late February 1997. In February and March 1997, the Nevada Gaming Commission granted the Company technical game approval of its Hot Shot DiceTM , BJ BlitzTM and Lightning StrikeTM Roulette machines for use in Nevada. The Company has commenced placing these games in Nevada casinos utilizing alternative terms and pricing methods including lease "participation" basis wherein the Company receives a percentage of the games' net win at percentages similar to those received by other specialty game suppliers in casino locations. As of June 30, 1997, a total of 38 games were in place on a lease/participation basis. The cost of these games is included in property and equipment.

The Company distributes its products both directly to the gaming marketplace and through licensed distributors. In certain jurisdictions, the Company has received technical game approval but has not sought or received its distributor's license. In certain jurisdictions the Company may use an existing licensed distributor to sell its products pursuant to any necessary Tribal or regulatory transaction approvals. The Company has, and/or intends to apply for necessary licenses or technical approvals in key jurisdictions both domestically and internationally where legalized electronic gaming is permitted.

The Company has exclusive or nonexclusive distributorship agreements with Aristocrat Leisure Industries PTY LTD, Bally Gaming International, Drew Distributing, Ludi S.F.M., S.A.M. Eurusa, Sodak Gaming Inc. and Vista Gaming Corporation. Ludi is affiliated with Eurusa.


               RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                  ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

For the three and six month periods ended June 30, 1997, the Company incurred losses attributable to common shareholders of $1,837,000, or $.28 per share, and $3,113,000, or $.48 per share, respectively. The operating losses were primarily attributable to low sales volume and gross profit while expenses were incurred related to the Company's continuing efforts to develop/enhance and license its products and introduce those products into new markets. The loss attributable to common shareholders includes adjustments for preferred stock accretion and preferred stock dividends. For the three and six month periods ended June 30, 1996, the Company incurred net losses of $2,835,000, or $.45 per share, and $3,739,000, or $.60 per share, respectively. These losses resulted primarily from a restructuring charge recorded in the second quarter, low sales volume and expenses incurred in preparing the Company's products for introduction into new markets.

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended June 30, 1997, were $1,083,000 compared to $730,000 recorded in the quarter ended June 30, 1996. The Company sold 18 games in the current period compared to 9 games in the prior year period. Total sales for the six months ended June 30, 1997, were $1,550,000 compared to $1,236,000 recorded in the six months ended June 30, 1996. The Company sold 24 games in the 1997 period compared to 15 games in the 1996 period. The current quarter sales included 14 games sold to the Company's distributor in Australia,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
               JUNE 30, 1997 COMPARED TO JUNE 30, 1996 - CONTINUED

representing the Company's first sale into that market of provisionally approved machines. The Company's distributor in Australia is pursuing final game approval in that key jurisdiction.

Sales in Australia and other new markets will continue to be volatile while new jurisdictional licenses and/or distribution agreements are obtained. Regulatory timing delays in acquiring certain gaming licenses/approvals in key jurisdictions have limited the markets available to sell the Company's products. The Company also recognized lease/participation revenues in 1997 from initial placement of games in Colorado and Nevada casinos, subsequent to receiving regulatory approval in those jurisdictions late in the first quarter of 1997.

The gross margin for the second quarter of 1997 was 12.0% compared to 32.2% for the second quarter of 1996. The gross margin for the six months ended June 30, 1997 was 12.8% compared to 29.7% for six months ended June 30, 1996. The lower gross margin in 1997 was primarily due to high production costs attributable to product design revisions causing rework, production delays due to parts shortages and costs associated with commencement of leasing games to casinos.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended June 30, 1997 was $1,397,000, an increase of $44,000 compared to the three months ended June 30, 1996. Selling, general and administrative expense for the six months ended June 30, 1997 increased $261,000 to $2,826,000 compared to the six months ended June 30, 1996. These expense increases were primarily due to higher product engineering and development expenses and licensing costs related to introduction of the Company's products into new jurisdictions, and increased sales and marketing expenses.

RESTRUCTURING COSTS

In the quarter ended June 30, 1996, the Company recognized $1,716,000 in restructuring costs, which included expenses relating to the Company's relocation to Reno, management transition and product focus. All anticipated expenses related to the relocation and restructuring were accrued in the quarter ended June 30, 1996. During the relocation process, the Company maintained operations in both Reno and Plymouth for over two months, which resulted in duplication of various expenses. Additionally, the Company incurred a loss upon the sale and disposal of unusable office equipment, computer equipment and leasehold improvements when moving out of the Plymouth office.

As part of the restructuring, management also focused on the product lines it feels are necessary to provide the salability, manufacturing capability, and ultimately the profit margins necessary to achieve and sustain future growth. As part of this process the Company recorded an inventory obsolescence reserve on certain of its inventory.

INTEREST INCOME

In the quarter ended June 30, 1997, interest income was $92,000 compared to $154,000 in the quarter ended June 30, 1996. For the six months ended June 30, 1997, interest income was $177,000 compared to $330,000 in the six months ended June 30, 1996. The decrease in interest income was due to a decrease in notes receivable and investments in interest bearing accounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 1997 COMPARED TO JUNE 30, 1996 - CONTINUED

PREFERRED STOCK ACCRETION ADJUSTMENT

On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement (see Note 7 of Notes to Consolidated Condensed Financial Statements). The Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion. The intrinsic value of the beneficial conversion feature is $878,048, which is being accreted to Preferred Stock and charged against net income or loss to arrive at net income or loss attributable to common shareholders over the period in which the right to convert the Preferred Stock becomes vested. The $878,048 value of the beneficial conversion feature is being recognized in the amount of $625,611 during the quarter ended June 30, 1997 and $252,437 during the quarter ended September 30, 1997.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $12,671,000 as of June 30, 1997. Due to the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future results are highly dependent on the Company's ability to obtain the necessary licenses and/or product approvals in various jurisdictions in order to expand its market base. There can be no assurance as the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process. Due to the unique nature and prices of the Company's products, it is difficult to predict the appropriate selling cycle time frame involved in each new jurisdiction.

As a result of these factors, the Company expects quarterly results to be volatile until licenses and approvals are obtained in certain major gaming markets and appropriate marketing efforts can be performed in new jurisdictions. The Company has experienced delays in acquiring certain gaming licenses and/or product approvals in key jurisdictions. Future sales and earnings levels are expected to continue to be negatively impacted until approvals are acquired in key new jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $1,000,000 standby letter of credit/revolving credit arrangement primarily to facilitate acquisition of components and supplies from a foreign vendor. The facility is collateralized by short-term investments of the Company.

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding common stock from time to time on the open market or in privately negotiated transactions at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. No shares were repurchased during the six months ended June 30, 1996 or 1997.

On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock at a price of $1,000 per share in a private placement for total proceeds of $4,000,000. The Company received net proceeds of approximately $3,765,000 from such private placement after the payment of fees and expenses associated with such private placement. An annual dividend of 4% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 1997 COMPARED TO JUNE 30, 1996 - CONTINUED

Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $8.1725 per share. Twenty-five percent (25%) of the Preferred Stock is convertible into Common Stock, at the election of the holder thereof, at the later of July 9, 1997 or the date of effectiveness of the Registration Statement with the Securities and Exchange Commission (the "Effective Date") and all necessary gaming regulatory approvals. Twenty-five percent (25%) of the Preferred Stock is convertible 30 days after the Effective Date; (25%) of the Preferred Stock is convertible 60 days after the Effective Date; and the remaining (25%) of the Preferred Stock is convertible 90 days after the Effective Date. All outstanding shares of Preferred Stock will automatically be converted into Common Stock eleven months following the Effective Date. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock. A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated April 10, 1997. The Effective Date of the Registration Statement was July 28, 1997, and all necessary gaming regulatory approvals have been received.

The Company had $5,077,000 and $6,959,000 in cash and cash equivalents, available-for-sale securities and restricted investments as of June 30, 1997 and December 31, 1996, respectively. The decrease in these resources is primarily due to the purchase of additional inventory to meet forecast demand for the Company's products and to fund the additional operating equipment required for placement of games in casinos under lease/participation agreements. The Company believes that its cash and cash equivalents, available-for-sale securities and restricted investments, and additional financing capacity will be sufficient to meet the Company's current liquidity and capital requirements. These resources and cash generated from operations are expected to meet the Company's long-term capital requirements. The Company had no long-term debt as of June 30, 1997.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock at a price of $1,000 per share. There were no underwriters involved in the transaction. The purchasers were two institutional investors who are "accredited investors" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"). Following payment of legal, financial consulting and accounting fees, the Company received net proceeds of approximately $3,765,000. The Company relied upon Rule 506 of Regulation D as the exception for such private placement.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 30, 1997, Innovative Gaming Corporation of America held its annual meeting of shareholders. Of the 6,476,515 shares of common stock eligible to vote, 5,867,482 were present and entitled to vote. The following were the votes on the matters presented:

         1. The votes cast for the three (3) directors to serve until the next annual meeting of shareholders were:

                        Name                  Votes For        Votes Withheld
                  Edward G. Stevenson         5,660,173            207,309
                  Lyle Berman                 5,658,873            208,609
                  Paul A. Bible               5,660,173            207,309

         2. The votes cast to adopt the Company's 1997 Director Stock Option plan were:

                  Votes For         Votes Against        Votes Withheld
                  3,076,653            390,144               71,373

         3. The votes cast to approve an amendment to the Company's 1992 Stock Option and Compensation Plan to increase the number of shares of common stock reserved for issuance under the plan by 250,000 shares were:

                  Votes For         Votes Against         Votes Withheld
                  2,932,752            655,350               83,733

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INNOVATIVE GAMING CORPORATION OF AMERICA


                                              /s/ Scott Shackelton
                                        ----------------------------------------
                                                  Scott Shackelton
                                               Chief Financial Officer
                                            (Principal Accounting Officer)




Date: August  12, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 EXHIBITS
------                 --------
  27           Financial Data Schedule