Form 10-Q
period 1997-09-30
INNOVATIVE GAMING CORP OF AMERICA
filed 1997-11-13
CIK 897795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     September 30, 1997
                               -----------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from  ____ to ________.

                  Commission file number   0-22482.
                                          ---------

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

        Yes   [X]     No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 7, 1997 there were 7,535,211 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                               September 30, 1997



Part I:       Financial Information

Item 1.       Financial Statements
              Consolidated Condensed Balance Sheets -
              September 30, 1997 (Unaudited) and December 31, 1996             3

              Consolidated Condensed Statements of Operations -
              for the three months and nine months ended
              September 30, 1997 and 1996 (Unaudited)                          4

              Consolidated Condensed Statements of Cash
              Flows for the nine months ended September 30,
              1997 and 1996 (Unaudited)                                        5

              Notes to Consolidated Condensed
              Financial Statements                                             6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                       8

Part II:      Other Information

Item 1.       Legal Proceedings                                               12

Item 6.       Exhibits and Reports on Form 8-K                                12

              Signatures                                                      13

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS


                                                                        September 30,  December 31,
                                                                            1997          1996
                                                                        -------------  ------------
CURRENT ASSETS:                                                          (UNAUDITED)
  Cash and cash equivalents                                                $  1,064    $  2,993
  Available-for-sale securities                                                 107       2,966
  Restricted investments                                                      1,000       1,000
  Accounts receivable                                                         2,431         483
  Notes receivable                                                              - -         177
  Inventories                                                                 9,835       4,729
  Prepaid expenses and other                                                     82         174
                                                                           --------    --------
     Total current assets                                                    14,519      12,522

PROPERTY AND EQUIPMENT, NET                                                     753         653
GAME OPERATIONS EQUIPMENT, NET                                                1,874         - -
DEFERRED INCOME TAXES                                                           720         720
INTANGIBLE ASSETS, NET                                                        1,817       2,081
                                                                           --------    --------

                                                                           $ 19,683    $ 15,976
                                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $  1,506    $    246
  Accrued liabilities                                                           381         254
  Notes payable                                                                 517          26
  Customer deposits                                                             256         - -
                                                                           --------    --------

     Total current liabilities                                                2,660         526
                                                                           --------    --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock, no par value, $1,000 stated
   value, nonvoting, 4,000 shares authorized,
     2,350 and 0 shares issued and outstanding, respectively                  2,350         - -
  Common stock, $.01 par value, 100,000,000 shares authorized,
    6,910,455 and 6,476,515 shares issued and outstanding                        69          65
  Additional paid-in capital                                                 27,236      24,951
  Accumulated deficit                                                       (12,632)     (9,559)
  Unrealized holding (loss) on available-for-sale securities                    - -          (7)
                                                                           --------    --------

     Total stockholders' equity                                              17,023      15,450
                                                                           --------    --------

                                                                           $ 19,683    $ 15,976
                                                                           ========    ========


           See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                       Three Months         Nine Months
                                                    Ended September 30,  Ended September 30,
                                                    -------------------  -------------------
                                                      1997      1996       1997       1996
                                                    -------   -------    -------    -------
SALES                                               $ 3,873   $   733    $ 5,423    $ 1,969

COST OF SALES                                         2,355       526      3,707      1,395
                                                    -------   -------    -------    -------

    Gross profit                                      1,518       207      1,716        574

SELLING, GENERAL AND ADMINISTRATIVE                   1,240     1,502      4,066      4,067

RESTRUCTURING COSTS                                      --        --         --      1,716
                                                    -------   -------    -------    -------

    Income (loss) from operations                       278    (1,295)    (2,350)    (5,209)

INTEREST INCOME, NET                                     48       136        225        466
                                                    -------   -------    -------    -------

INCOME (LOSS) BEFORE INCOME TAXES                       326    (1,159)    (2,125)    (4,743)

    Provision for income taxes                           --       --        --          155
                                                    -------   -------    -------    -------

NET INCOME (LOSS)                                       326    (1,159)    (2,125)    (4,898)

    Preferred stock accretion adjustment                252        --        878         --
    Preferred stock dividends                            34        --         70         --
                                                    -------   -------    -------    -------
INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS   $    40   $(1,159)   $(3,073)   $(4,898)
                                                    =======   =======    =======    =======

INCOME (LOSS) PER SHARE OF COMMON STOCK             $  0.01   $ (0.18)   $ (0.47)   $ (0.77)
                                                    =======   =======    =======    =======
WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                            6,630     6,446      6,528      6,352
                                                    =======   =======    =======    =======



           See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               Nine Months
                                                           Ended September 30,
                                                           -------------------
                                                             1997       1996
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(2,125)   $(4,898)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                               596        439
   Deferred income taxes                                        --        134
   Provision for inventory obsolescence                         60         --
   Loss on sale of assets                                       --         98
   Loss on sale of securities and investments                    2         27
   Provision for bad debts                                       9         78
   Stock option compensation earned                             --          7
   Changes in operating assets and liabilities              (5,231)     2,628
                                                           -------    -------

     Cash flows used in operating activities                (6,689)    (1,487)
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                (1,043)    (5,936)
  Proceeds from sale of available-for-sale securities        3,906      9,912
  Purchases of property and equipment                       (2,306)      (350)
  Proceeds from sale of property and equipment                  --         45
  Payments on covenant not to compete                           --        (66)
                                                           -------    -------

     Cash flows provided by investing activities               557      3,605
                                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                  524         --
  Payments on note payable                                     (33)        (3)
  Net proceeds from sale of preferred stock                  3,752         --
  Net proceeds from sale of common stock                        --        934
  Preferred stock dividends paid                               (40)        --
                                                           -------    -------

     Cash flows provided by financing activities             4,203        931
                                                           -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,929)     3,049

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               2,993        897
                                                           -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,064    $ 3,946
                                                           =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Noncash transactions:
     Class B common stock converted to common stock             --    $    10
     Intangible assets acquired with common stock               --    $ 2,081
     Series A  preferred stock converted to common stock   $ 1,650         --



           See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)  COMMITMENTS AND CONTINGENCIES

The manufacture, distribution and sale of the Company's products are regulated by various jurisdictions and entities, including requirements to obtain licenses and product approval in several jurisdictions. The Company has obtained required licenses and product approvals in certain jurisdictions and is continuing efforts to obtain such approvals in other jurisdictions. Failure to successfully obtain and/or maintain such licenses and approvals, or meet other regulatory requirements could materially impact the expansion and future operation of the Company. As a result, the Company expects quarterly results to be volatile until all product approvals have been obtained and appropriate marketing efforts have been successfully performed in major gaming markets. Until all major gaming market approvals are received and marketing efforts successfully performed, future sales and earnings are expected to continue to be negatively impacted.

(3)  RELATED PARTY TRANSACTIONS

Grand Casinos, Inc. ("GCI"), which is in the business of owning, managing and developing casinos, is a stockholder of the Company. Lyle Berman, Chairman of the Board of the Company, is Chairman and Chief Executive Officer, and a principal shareholder of GCI. Under an existing machine purchase agreement, GCI may purchase up to an aggregate of 125 games in quantity purchases at distributor level prices. Previous quantity sales were also made to GCI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. The Company made no machine sales to GCI during the nine-month periods ended September 30, 1996 or 1997.

(4)  COMMON STOCK

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding Common Stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of September 30, 1997, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. No shares were repurchased during the nine-month periods ended September 30, 1996 or 1997.

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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

(6)  EARNINGS PER SHARE

The Company is adopting Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". SFAS No. 128 is effective for periods ending after December 15, 1997, and replaces previously reported earnings per share with "basic" and "diluted" earnings per share. The earnings per share data presented for the three and nine months ended September 30, 1997 and 1996 are based on weighted average common shares outstanding and on the same as "basic" earnings per share calculated under SFAS No. 128. Diluted earnings per share is not presented because the resulting earnings per share would be antidilutive for each period reported. For the three months ended September 30, 1997, the antidilutive effect on earnings per share is caused by adding back to earnings the preferred stock dividends under the assumption that the Company's Convertible Preferred Stock would have been converted to common stock at the beginning of the period.

(7)  RESTRUCTURING PLAN

During the quarter ended June 30, 1996, the Company formalized details of a comprehensive restructuring plan designed to reduce costs and improve efficiency of operations. Included in the restructuring plan was the consolidation and relocation of corporate facilities to Reno, Nevada, realignment of management, and an overall evaluation of the Company's product lines and new markets. As a result of this restructuring plan, the Company recorded a one-time charge against earnings in the quarter ended June 30, 1996, totaling $1,716,000.

(8)  PREFERRED STOCK PRIVATE PLACEMENT

On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement. The Company received net proceeds of approximately $3,752,000 from such private placement after the payment of fees and expenses associated with such private placement. An annual dividend of 4% on such Preferred Stock shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion.

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

A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated April 10, 1997. The Effective Date of the Registration Statement was July 28, 1997, and all necessary gaming regulatory approvals have been received. In the three months ended September 30, 1997, 1,650 shares of the Preferred Stock with a value of $1,000 per share, plus dividends accrued but not paid as of the date of conversion, were converted into 433,940 shares of Common Stock. On October 22, 1997, 2,350 shares of Preferred Stock, the remaining balance, was converted into common stock.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

The Company was formed in 1991 to develop, manufacture, market and distribute group participation and other specialty gaming machines. The Company manufactures, distributes and markets electronic blackjack (including progressive blackjack), craps, roulette and Bonus StreakTM machines to gaming markets worldwide. Since inception, the Company has focused most of its resources on the regulatory approval process and the sale and installation of its machines and the development of other products.

In February 1997, the Company received technical game approval for its multi-station blackjack machine from Colorado regulatory authorities. The Company, through its Colorado distributor, Vista Gaming Corporation, commenced placing its blackjack games in Colorado casinos on a lease basis in late February 1997. In February and March 1997, the Nevada Gaming Commission granted the Company technical game approval of its Hot Shot DiceTM , BJ BlitzTM and Lightning StrikeTM Roulette machines for use in Nevada. In May 1997, the Nevada Gaming Commission granted the Company technical game approval of its Bonus StreakTM specialty game. In the third quarter of 1997, the Company received interim approval for its multi-station blackjack and roulette games for use in the club markets of New South Wales, Australia.

The Company distributes its products both directly to the gaming marketplace and through licensed distributors. In certain jurisdictions, the Company has received technical game approval but has not sought or received its distributor's license. In certain jurisdictions the Company may use an existing licensed distributor to sell its products pursuant to any necessary Tribal or regulatory transaction approvals. The Company has, and/or intends to apply for necessary licenses or technical game approvals in key jurisdictions both domestically and internationally where legalized electronic gaming is permitted.


               RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
             ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

For the three months ended September 30, 1997, the Company recorded income attributable to common shareholders of $40,000, or $.01 per share, compared to a loss of $1,159,000, or $.18 per share, recorded for the three months ended September 30, 1996. The improved operating results were primarily attributable to an increase in revenues and productivity gains. For the nine month periods ended September 30, 1997 and 1996, the Company incurred net losses attributable to common shareholders of $3,073,000, or $.47 per share, and $4,898,000, or $.77 per share, respectively. The operating losses were primarily attributable to low sales volume and gross profit while expenses were incurred related to the Company's continuing efforts to develop/enhance and license its products and introduce those products into new markets. The larger loss in 1996 was primarily attributable to a restructuring charge recorded in the second quarter. The income/losses attributable to common shareholders for the 1997 periods includes adjustments for preferred stock accretion and preferred stock dividends.

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended September 30, 1997, were $3,873,000 compared to $733,000 recorded in the quarter ended September 30, 1996. The Company sold 62 games in the current period compared to 9 games in the prior year period. Total sales for the nine months ended September 30, 1997, were $5,423,000 compared to $1,969,000 recorded in the nine months ended September 30, 1996. The Company sold 86 games in the 1997 period compared to 24 games in the 1996 period. Sales for the three and nine month periods ended September 30, 1997, included 40 and 54 games, respectively, sold to the Company's distributor in Australia. In August 1997, the Company received an order from its distributor in Australia for game shipments totaling $7.0 million, which were originally planned for shipment through December 1997. The distributor subsequently revised the scheduled shipment of the games to extend through the first quarter of 1998. Sales will continue to be volatile while new jurisdictional licenses and/or distribution agreements are obtained and marketing efforts successfully performed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996 - CONTINUED


The Company also recognized lease/participation revenues in 1997 from initial placement of games in Colorado and Nevada casinos, subsequent to receiving regulatory approval in those jurisdictions in the first half of 1997. In Nevada, game placements under lease/participation agreements have been slower than originally expected due to increasing customer resistance with participation arrangements. The Company has expanded its marketing strategy in Nevada to attract a greater number of casino operators by also offering its games for sale.

The gross margin for the third quarter of 1997 was 39.2% compared to 28.2% for the third quarter of 1996. The gross margin for the nine months ended September 30, 1997 was 31.6% compared to 29.2% for nine months ended September 30, 1996. The higher gross margin in 1997 was primarily due to the increase in revenues and spreading fixed overhead costs over the larger number of units sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended September 30, 1997 was $1,240,000 compared to $1,502,000 for the three months ended September 30, 1996. The higher expense in the prior year third quarter was primarily attributable to costs incurred in the start-up of manufacturing operations in Reno, Nevada, after moving operations from Plymouth, Minnesota. Selling, general and administrative expense for the nine months ended September 30, 1997 was $4,066,000, approximately equal to the nine months ended September 30, 1996.

RESTRUCTURING COSTS

In the quarter ended June 30, 1996, the Company recognized $1,716,000 in restructuring costs, which included expenses relating to the Company's relocation to Reno, management transition and product focus. All anticipated expenses related to the relocation and restructuring were accrued in the quarter ended June 30, 1996. As part of the restructuring, the Company recorded an inventory obsolescence reserve on certain of its inventory.

INTEREST INCOME

In the quarter ended September 30, 1997, interest income was $48,000 compared to $136,000 in the quarter ended September 30, 1996. For the nine months ended September 30, 1997, interest income was $225,000 compared to $466,000 in the nine months ended September 30, 1996. The decrease in interest income was due to a decrease in notes receivable and investments in interest bearing accounts.

PREFERRED STOCK ACCRETION ADJUSTMENT

On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement (see Note 7 of Notes to Consolidated Condensed Financial Statements). The Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion. The intrinsic value of the beneficial conversion feature was $878,048, which was accreted to Preferred Stock and charged against net income or loss to arrive at net income or loss attributable to common shareholders over the period in which the right to convert the Preferred Stock became vested. The $878,048 value of the beneficial conversion feature was recognized in the amount of $625,611 during the quarter ended June 30, 1997 and $252,437 during the quarter ended September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996 - CONTINUED


ACCUMULATED DEFICIT

The Company had an accumulated deficit of $12,632,000 as of September 30, 1997. Due to the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future results are highly dependent on the Company's ability to, among other things, obtain the necessary licenses and/or product approvals in various jurisdictions in order to expand its market base. There can be no assurance as the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process. Due to the unique nature and prices of the Company's products, it is difficult to predict the appropriate selling cycle time frame involved in each new jurisdiction.

As a result of these factors, the Company expects quarterly results to be volatile until licenses and approvals are obtained in certain major gaming markets and appropriate marketing efforts can be performed in new jurisdictions. The Company has experienced delays in acquiring certain gaming licenses and/or product approvals in key jurisdictions. Future sales and earnings levels are expected to continue to be negatively impacted until, among other things, approvals are acquired in new jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $1,000,000 standby letter of credit/revolving credit arrangement primarily to facilitate acquisition of components and supplies from a foreign vendor. The facility is collateralized by short-term investments of the Company.

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding Common Stock from time to time on the open market or in privately negotiated transactions at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. No shares were repurchased during the nine months ended September 30, 1996 or 1997.

As previously mentioned, on April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock at a price of $1,000 per share in a private placement for total proceeds of $4,000,000. The Company received net proceeds of approximately $3,752,000 from such private placement after the payment of fees and expenses associated with such private placement. An annual dividend of 4% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. In the three months ended September 30, 1997, 1,650 shares at a value of $1,000 per share, plus dividends accrued but not paid as of the date of conversion, were converted into 433,940 shares of common stock.

Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $8.1725 per share. Twenty-five percent (25%) of the Preferred Stock is convertible into Common Stock, at the election of the holder thereof, at the later of July 9, 1997 or the date of effectiveness of the Registration Statement with the Securities and Exchange Commission (the "Effective Date") and all necessary gaming regulatory approvals. Twenty-five percent (25%) of the Preferred Stock is convertible 30 days after the Effective Date; (25%) of the Preferred Stock is convertible 60 days after the Effective Date; and the remaining (25%) of the Preferred Stock is convertible 90 days

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996 - CONTINUED


after the Effective Date. All outstanding shares of Preferred Stock will automatically be converted into Common Stock eleven months following the Effective Date. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock. A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated April 10, 1997. The Effective Date of the Registration Statement was July 28, 1997, and all necessary gaming regulatory approvals have been received. As of October 22, 1997, all shares of Preferred Stock were converted into an aggregate of 1,058,696 shares of Common Stock.

The Company had $2,171,000 and $6,959,000 in cash and cash equivalents, available-for-sale securities and restricted investments as of September 30, 1997 and December 31, 1996, respectively. The decrease in these resources is primarily due to the purchase of additional inventory to meet forecast demand for the Company's products and to fund the additional operating equipment required for placement of games in casinos under lease/participation agreements. The Company believes that its cash and cash equivalents, available-for-sale securities and restricted investments, and additional financing capacity from additional equity or debt arrangements will be sufficient to meet the Company's current liquidity and capital requirements. These resources and cash generated from operations are expected to meet the Company's long-term capital requirements. The Company had no long-term debt as of September 30, 1997.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada and Australia. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; ability to obtain additional financing through leasing, equity or other arrangements; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

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


                                   INNOVATIVE GAMING CORPORATION OF AMERICA


                                             /s/ Scott Shackelton
                                        -----------------------------------
                                                 Scott Shackelton
                                             Chief Financial Officer
                                         (Principal Accounting Officer)




Date: November 12, 1997

                                INDEX TO EXHIBITS



Exhibit
Number                             Description
-------                            -----------

  27                          Financial Data Schedule
