Form 10-K
period 1997-12-31
INNOVATIVE GAMING CORP OF AMERICA
filed 1998-03-31
CIK 897795

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT      OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______  TO________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 1998, 7,535,211 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on March 19, 1998, was $21,115,936. For purposes of this computation, affiliates of the Registrant are the Registrant's executive officers and directors and Grand Casinos, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of the shareholders to be held on May 29, 1998, are incorporated by reference into Items 10 through 13, inclusive.

ITEM 1. BUSINESS

      The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Innovative Gaming Corporation of America (the "Company") could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors."

Innovative Gaming Corporation of America ("IGCA") and its wholly owned operating subsidiary, Innovative Gaming, Inc. ("IGI"), together (the "Company"), develop, manufacture, market and distribute innovative group participation and other specialty gaming machines to the gaming industry. The Company manufactures and distributes multi-station blackjack, craps, and roulette gaming machines under the names of BJ Blitz (TM), Hot Shot Dice (TM), Lightning Strike Roulette (TM), Live Video Blackjack (TM), Live Video Craps (TM), Live Video Roulette (TM) and Supersuits Progressive Blackjack (TM), and Bonus Streak (TM), a video bonus game which operates in conjunction with a slant top spinning reel slot machine, to certain gaming markets worldwide. The Company is also developing and/or enhancing single player and group participation gaming machines for future introductions.

Historically, the Company's primary target markets have been gaming jurisdictions in North America, including casinos on Indian land and in the states of Arizona, Louisiana, Mississippi, Minnesota and North Carolina, and in Europe, through distributors. In the first quarter of 1997, the Company's multi-station blackjack, roulette and craps games were approved in Nevada. In the third quarter of 1997, the multi-station blackjack and roulette games received interim approval for use in the club market of New South Wales, Australia. Subsequent to receiving such approval, the Company's Australian distributor commenced marketing the Company's products. The Company is in the process of obtaining technical game approval of its products in Quebec, Canada, and in France.

In Nevada, the Company places its products under lease, sales (cash or extended payment terms) or participation agreements. Under participation agreements the Company retains ownership and shares in the net win of the games with the casino. In Colorado, the Company sells or leases its products through its distributor. The Company utilizes distributors primarily on a cash sales basis.

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

BUSINESS STRATEGY

The Company's goal is to develop, manufacture, market and distribute unique and innovative group participation and other specialty gaming machines that are not offered by traditional slot machine suppliers and manufacturers. The Company believes that it will be able to implement its strategy because of the following factors:

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

- Financing Alternative. The Company provides lease and extended payment term financing of its games to casino operators. The Company also may enter into lease participation agreements, where allowable, under which the Company receives a portion of the income generated by each machine.

PRODUCTS

The Company currently manufactures and markets three primary platforms of group participation video gaming machines; blackjack, craps and roulette. The Company also currently manufactures and markets Bonus Streak, a video bonus game built in conjunction with existing slant top spinning reel slot machines, and has developed and manufactured additional game software such as Supersuits Progressive Blackjack to run on the existing blackjack platform.

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

HOT SHOT DICE AND LIVE VIDEO CRAPS are electronic craps machines management believes are the first entirely electronic group participation video craps games in the world, which consist of a rectangular table that is approximately half the size of a live action craps table, with a lighted canopy. Each table accommodates six players, two on each side, and one at each end. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a craps table top. Each player has a hand-sized trackball that the player rotates with his palm to roll the dice. The trackball also controls a video "hand" that the player moves around the playing field to place his bet of video "chips" in the appropriate spot. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly-colored video hand and chips. The video rolling dice are superimposed on the playing field and the roll of the dice responds to the force and direction with which the player spins the track ball. The game incorporates sound effects such as rolling dice, and visual effects such as a croupier rake that wipes away chips, in addition to electronically-generated voices, music and flashing lights.

LIGHTNING STRIKE ROULETTE AND LIVE VIDEO ROULETTE are roulette machines that management believes are the first entirely electronic group participation video roulette games in the world, which consist of a rectangular table that is approximately half the size of a live action roulette table. The table accommodates five players, two on each side and an additional player at one end. The other end of the table has a stand-up cabinet that incorporates a 29-inch video monitor that employs what the Company believes is the most advanced computer graphics available in the industry today. On the top of the cabinet, a simulated roulette wheel is displayed that incorporates rotating lights coordinated with the play of the game. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a roulette table betting field. Each player has a hand-sized trackball that the player rotates with his palm to control a video hand that the player moves around the playing field to place his bet of video "chips" in the appropriate spot. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly colored video hand and chips. The cabinet video monitor displays sharp, 3 dimensional graphics of rotating dealers, roulette wheel action, betting, instructional game play features, and game summary data.

BONUS STREAK is used in conjunction with a slant top spinning reel slot machine. The video bonus game utilizes the industry's first active, high resolution LCD display. When players catch the Bonus Streak symbol on the reel slot, they qualify for bonus play. Bonus play starts with 7 cards dealt face up on the LCD display. If there are any matching cards (two 4's, two jacks, etc.), bonus play ends and the player receives a first level award. If there are no matching cards, the player advances to the next award level. Play continues to subsequent award levels until there is a match or 13 unique cards are displayed, at which time the top bonus jackpot is awarded. Bonus Streak has been approved in the gaming jurisdictions of Nevada and Colorado. The Company sells Bonus Streak to gaming locations under cash or extended payment terms, and, in Nevada, may also place them on a participation basis wherein the Company will receive a percentage of the games' net win at percentages similar to those received by other specialty game suppliers. This participation amount will be shared with the manufacturer of the slant top spinning reel slot machine. Under an agreement with IGT, a wholly-owned subsidiary of International Game Technology, as the supplier of the slant top slot machines, the Company shares equally in the net revenues received from the locations under participation agreements until IGT receives its sales price, after which the Company receives 90% and IGT receives 10% of the net revenues. If the Company sells Bonus Streak games under either cash or extended payment terms, IGCA must purchase the slant top spinning reel slot machines from IGT.

MANUFACTURING AND SUPPLY ARRANGEMENTS

The Company's primary products are assembled at its production facility in Reno, Nevada, utilizing various parts and components from a large base of vendors. On February 2, 1996, the Company negotiated fixed pricing for a minimum of two years for specific electronic components with its Japanese suppliers in its efforts to reduce product cost. With certain electronic parts solidified by contract, the Company is utilizing a more domestic base of vendors for the balance of components to reduce the reliance on exchange rate sensitivities and to negotiate more competitive prices on required components. Except for certain electronic components purchased from the Japanese vendor, the Company has identified alternate sources of supply for significant parts and components should any of its current vendors fail to meet order requirements by the Company.

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

IGCA (TM), BJ Blitz (TM), Hot Shot Dice (TM), Lightning Strike Roulette (TM), Live Video Blackjack (TM), Live Video Craps (TM), Live Video Roulette (TM), Bonus Streak (TM) and Supersuits (TM) are all trademarks of Innovative Gaming Corporation of America. The Company has either Federally registered or applied for Federal registration of these trademarks. In November 1997, IGCA received notification that it was granted a Trademark and Design registration for Lightning Strike Roulette in Australia.

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

The Company also has an exclusive distributorship agreement with Drew Distributing ("Drew") to market and distribute the Company's products on all non-Indian land in South Carolina. Under this agreement, Drew was granted an initial three-year exclusive license, which expired in October 1997. The agreement may be renewed for successive one-year terms upon the agreement of Drew and the Company on the terms and conditions set forth in the distributorship agreement, or such other terms and conditions as Drew and the Company may agree, and may be terminated by either party under certain circumstances. Drew and the Company agreed to extend the agreement for an additional one-year term.

In February 1996, the Company entered into an exclusive distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia for the marketing and distribution of games in Australia, New Zealand, Papua New Guinea, Taiwan, New Caledonia, Malaysia, the Philippines and Singapore (hereinafter "Australasia"). The Company has granted Aristocrat an initial five-year exclusive license expiring February 2001 to distribute its blackjack, craps and roulette games to all legalized Australasia video gaming jurisdictions. Pursuant to such agreement, the Company has agreed to sell its games at discounted distributor's pricing in exchange for a minimum purchase quantity of 100 units per year, with a rolling twelve month sales materials forecast. Aristocrat commenced marketing the Company's blackjack, and roulette games subsequent to obtaining technical approval from New South Wales, Australia gaming authorities in September 1997.

In March 1996, the Company entered into exclusive agreements with Ludi S.F.M. and with S.A.M. Eurusa for the exclusive distribution of the Company's games in France, Monaco, Morocco, Tunisia and Italy. Ludi and Eurusa are affiliated entities. Under such agreement, Ludi and Eurusa have been granted three-year exclusive licenses, expiring March 1999, to distribute the Company's blackjack, craps and roulette games, subsequent to any and all regulatory approvals. These agreements may be renewed for successive one-year terms upon the agreement of the parties and on the terms and conditions set forth in the distribution agreements or such other terms and conditions as the parties may agree and may be terminated by either party under certain circumstances. Pursuant to the agreement, the Company has agreed to sell its games to Ludi and Eurusa at the Company's then current retail price less a distributor's discount.

In December 1996, the Company entered into an exclusive agreement with Bally Gaming International ("Bally") for the exclusive distribution of the Company's games in certain European countries. Under this agreement, Bally has been granted three-year exclusive license, expiring December 1999, to distribute the Company's blackjack, craps and roulette games in specified European countries. Bally may not distribute games prior to receipt of any and all necessary regulatory approvals. Such agreement provides an automatic renewal annually after the original term and may be terminated by either party under certain circumstances.

In January 1997, the Company entered into a three-year exclusive agreement with Vista Gaming Corporation ("Vista") for the distribution and service of the Company's products in Colorado. However, if Vista does not distribute on lease at least 20 machines after six months and/or 35 machines after one year, this agreement will revert to a non-exclusive distributorship. The lease rates will be comparable to lease rates charged by other specialty game suppliers. This agreement provides for automatic renewal annually after the original term and may be terminated by either party under certain circumstances.

SIGNIFICANT CUSTOMERS

During fiscal 1997, a substantial portion of the Company's sales were to two customers. Aristocrat Leisure Industries accounted for 48.4% of sales and Harrah's Smoky Mountain Casino in North Carolina accounted for 19.4% of sales. No other single customer accounted for 10% or more of sales. The Company entered into an initial agreement with Grand Casinos, Inc. ("GCI") in 1992, and a subsequent agreement in 1994, whereby casinos owned or managed by GCI may purchase up to 125 of the Company's video gaming machines in quantity purchases for a price lower than what the Company charges in related markets. In addition to providing the Company the opportunity for quantity sales of its products, these agreements provided the Company with initial market and beta test sites for its products, as well as operational and performance data. The Company made minimal parts sales and no video gaming machine sales to GCI during 1997.

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


REGULATION

GENERAL - The manufacture, sale and distribution of gaming machines are subject to various federal, state, county, tribal, municipal and international laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but primarily concern the responsibility, financial stability and character of gaming equipment manufacturers and distributors, as well as persons financially interested or involved with gaming equipment manufacturers and distributors. Furthermore, regulations also require various technical standards and specifications approval and adherence, which are conducted by state and/or private laboratories. There are substantial similarities in the basic provisions which are described below. In the future, Regulatory Authorities may also significantly curtail or eliminate gaming in jurisdictions that currently or hereafter allow gaming.

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

Manufacturer and distributor licenses require the periodic payment of fees and taxes and are not transferable. No person may become a stockholder of, or receive any percentage of profits from, IGI, the wholly-owned subsidiary of IGCA, without first obtaining licenses and approvals from the Nevada Gaming Authorities. IGCA is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and IGI was granted all requisite licenses in May 1996 to manufacture gaming devices used in Nevada and to distribute such devices, subsequent to technical product approvals. As such, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require.

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

OTHER JURISDICTIONS.

Each of the other jurisdictions in which the Company does business requires various licenses, permits and approvals in connection with the manufacture and/or distribution of gaming devices typically involving restrictions similar in many respects to those of Nevada.

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

CERTAIN FACTORS

In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.


NEED FOR ADDITIONAL FINANCING - The Company has experienced negative cash flow from operations of $7.5 million and $2.7 million for the years ended December 31, 1997 and 1996, respectively. The Company will need additional financing on a short-term basis in order to execute its business. The Company has entered into a loan commitment agreement with a certain third party lender. The Company is also in the process of undertaking a private placement of its equity securities. No assurance can be given that any financings will materialize on a timely basis, if at all. In the event such financing does materialize, no assurance can be given that the Company will find additional financing to satisfy its short-term cash needs. The Company's ability to execute its long-term business strategy also depends to a significant degree on its ability to finance the development, marketing and production of its products. In the event that such financing does materialize, no assurance can be given that the Company will find additional long-term financing. There can be no assurance that any additional funds will be available on terms acceptable to the Company or its present shareholders. New investors may seek and obtain substantially better terms than were granted to its present investors and the issuance of such securities would result in dilution to its existing shareholders.

NEW AND EXPANDING BUSINESSES - The Company is continuing to expand and diversify its business by developing and introducing new products and entering into new lines of business that complement and enhance the Company's existing businesses. The Company faces the risks, expenses and difficulties frequently encountered by new and expanding businesses, including, but not limited to, fluctuating and negative cash flow, initial high development costs of new products without corresponding sales pending receipt of corporate and product regulatory approvals and market introduction and acceptance of new products. There is no assurance that the Company's products will be accepted in the marketplace and that regulatory approvals will be obtained. Furthermore, to the extent that the Company's products are successful, the Company will need to manage the transition to higher volume operations, entrance into new markets, integration of operations and product development, control of overhead expense and the addition, training and management of qualified personnel.

      The Company's successful entry as a gaming machine manufacturer and supplier is dependent upon numerous factors, including its ability to design, manufacture, market and service gaming machines that achieve player and casino acceptance while maintaining product quality and acceptable margins and to compete against gaming machine suppliers with greater financial resources, name recognition and established service networks and customer relationships. The Company believes that it will need to develop gaming machines that offer technological advantages or unique entertainment features in order for the Company to be able to compete effectively in the gaming machine market.

RAPIDLY CHANGING TECHNOLOGY - The Company's business is characterized by rapidly changing technology and frequent new product introductions and enhancements. The Company's success will depend in part on its ability to continue to enhance its existing products and to introduce in a timely manner new products that meet existing and future regulatory requirements and evolving customer requirements and to achieve market acceptance. There can be no assurance that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products. The Company's business will be adversely affected if the Company experiences delays in developing new products or enhancements or if such products or enhancements do not meet and receive all regulatory approvals and/or gain customer acceptance.

FACTORS AFFECTING PROFITABILITY AND GROWTH - All of the Company's revenues and profits are derived from the gaming industry. The continued profitability and growth of the Company's business is substantially dependent upon factors that are beyond the control of the Company, including, among others, the pace of development, changes in gaming regulation, expansion and renovation of casinos and other forms of casino gaming in new jurisdictions, and the continued popularity of casino gaming as a leisure activity. The expansion of the gaming industry has slowed in recent years and the continued expansion of gaming markets is dependent upon political, legal and other factors which are beyond the control of the Company. As a result of these and other factors, there is no assurance of the Company's continued growth or profitability.

DEPENDENCE UPON RELATIONSHIP WITH VENDORS AND SUPPLIERS - A significant interruption or delay in the delivery of components from suppliers could have a material adverse effect on the Company's results of operations.

PRODUCT PROTECTION - The Company's business is dependent upon its ability to protect its proprietary software, hardware and other intellectual property. The Company relies primarily on a combination of non-disclosure agreements for its key employees, license agreements with its customers and suppliers and trade secret protection to protect such intellectual property. Despite the Company's precautions, it may be possible for unauthorized parties to copy or to "reverse engineer" certain portions of the Company's products or to obtain and use information that the Company believes is proprietary. Therefore, there is no assurance that precautionary steps taken by the Company in this regard will be adequate to deter misappropriation of its intellectual property or independent third party development of functionally equivalent products or that the Company can meaningfully protect its rights to such proprietary intellectual property.

The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its rights pertaining to its products. The Company holds patents for its blackjack, craps and roulette machines. There can be no assurance that such patents are valid. The Company may file for patents on certain features of products that the Company may develop in the future. No assurance can be given that, if applied for, any patents will be issued, or, if issued, that such patents will be valid or will provide any significant competitive protection for such products. Only certain features of the Company's blackjack, craps, and any other products the Company may develop in the future may be eligible for patent protection. Such protection may not preclude competitors from developing products with features similar to the Company's products.

POTENTIAL REVENUE AND STOCK PRICE VOLATILITY - The Company's future operating results may vary substantially from quarter to quarter. Revenues in any quarter are substantially dependent on regulatory approval, receipt of orders and delivery and installation in that quarter. Because the Company's staffing and operating expenses are based on anticipated revenue levels, and a high percentage of the Company's costs are fixed, in the short-term, the loss of any one order, or the failure to obtain new orders as existing orders are completed, could have a material adverse effect or cause significant fluctuations in the Company's revenues and cash flow from quarter to quarter. Due to these and other factors, including the general economy, stock market conditions or announcements by the Company or its competitors, the market price of the Company's Common Stock may be highly volatile.

DEPENDENCE ON KEY PERSONNEL - The Company is highly dependent upon the personal efforts and abilities of certain key personnel. The loss of the services of any member of management could have a substantial adverse effect on the Company's ability to achieve its objectives.

UNDESIGNATED STOCK - The Board of Directors, without any action by the Company's shareholders, is authorized to designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and to establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of preferred stock and other classes of commons stock that may be issued may be superior to the rights granted to the holders of the Company's Common Stock. Further, the ability of the Board of Directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal regarding the Company, and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of Common Stock.

ITEM 2. PROPERTIES

The Company leases approximately 53,100 square feet of warehouse and office space in Reno, Nevada for its main facility, which includes administrative, sales, manufacturing and warehousing operations. The rent under the lease, which expires in October 2001, was approximately $229,000 in 1997, with provisions for annual rent increases. The Company also leases approximately 2,400 square feet of office and warehouse space in Las Vegas, Nevada for sales and service operations. The rent under the lease, which expires in July 1999, is approximately $26,000 annually.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

EDWARD G. STEVENSON, AGE 51, has been the President, Chief Executive Officer, and a director of the Company since February 1996. Prior to joining the Company, Mr. Stevenson served as the President and Chief Operating Officer of Little Six, Inc. d/b/a Mystic Lake Casino in Minneapolis, from January 1995 to March 1996. From 1988-1991 and from October 1992 to January 1995, Mr. Stevenson was the President of CMS International/Summit Casinos of Reno, Nevada. From June 1991 to October 1992, Mr. Stevenson served as president of gaming operations for International Game Technology and from 1982 through 1987 served in various posts as chief operating officer and general counsel of Harvey's Resort Hotel/Casino in Stateline, Nevada.

SCOTT H. SHACKELTON, AGE 48, has been Vice President, Chief Financial Officer and Secretary since June 1996. Prior to joining the Company, Mr. Shackelton served as Vice President, Controller and Treasurer of International Game Technology from December 1981 to May 1996. Mr. Shackelton held various positions at Harrah's Hotels/Casinos from 1974 to 1981, with his last position being assistant controller.

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

The following table summarizes the high and low prices per share of the Common Stock for the periods indicated as reported on the NASDAQ SmallCap Market or the NASDAQ National Market:

                                           HIGH            LOW
                                          -------         -----
FYE 12/31/96
------------
First Quarter                             $11.75          $7.25
Second Quarter                             11.13           8.00
Third Quarter                               8.75           5.38
Fourth Quarter                              8.88           4.75

FYE 12/31/97
------------
First Quarter                              $6.94          $4.75
Second Quarter                              6.00           4.13
Third Quarter                               5.75           4.75
Fourth Quarter                              4.94           2.13


The Company has never declared or paid any dividends on its Common Stock, and the Board of Directors presently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

On March 19, 1998, the last reported sale price for the Common Stock was $3.25 per share. As of March 19, 1998, the Company had over 400 shareholders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain consolidated statement of operations, cash flow and balance sheet information for the Company as of and for the years ended December 31, 1997, 1996 and 1995, the five months ended December 31, 1994, and the year ended July 31, 1994. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of Innovative Gaming Corporation of America and Subsidiary (in thousands except per share data).

                                        For the Year     Year For the    For the Year      For the Five     For the Year
                                           Ended            Ended           Ended          Months Ended         Ended
                                          December 31,   December 31,   December 31,       December 31,       July 31,
                                           1997              1996          1995              1994              1994
                                         --------------------------------------------------------------------------------
Statement of operations data:
  Net sales                             $ 10,292         $  2,664         $  6,352         $    470         $  8,910
  Gross profit                             3,103              529            1,589              199            3,825
  Operating income (loss)                 (2,182)          (6,592)          (2,765)          (2,179)             751
  Net income (loss)                       (1,935)          (6,179)          (2,114)          (1,129)           1,028
  Net income (loss) per
     common share                          (0.43)           (0.97)           (0.38)           (0.20)             .19

Cash flow data:
   Cash provided by (used for):

     Operating activities                 (7,516)          (2,726)             591           (1,226)          (8,702)
     Investing activities                    555            3,784           (4,399)          (1,033)           2,314
     Financing activities                  4,486            1,038              (87)          (1,044)          12,814
   Increase (decrease)in cash
      and cash equivalents                (2,475)           2,096           (3,895)          (3,303)           6,426

Balance sheet data (end of period):
  Cash, cash equivalents and
   available-for-sale securities             518            5,959            8,749            5,796           11,220
  Working capital                         12,603           11,996           16,039           17,616           20,049
  Total assets                            19,181           15,976           18,929           21,417           23,682
  Long-term debt (net of
     current maturities)                     509                -                -                5               21
  Redeemable preferred stock                   -                -                -              983              975
  Total stockholders' equity              17,202           15,450           18,531           19,693           21,851

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: customer acceptance of the Company's products, need for additional financing, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions and increased competition.

OVERVIEW - The Company was formed in 1991 to develop, manufacture, market and distribute group participation and other specialty video gaming machines. The Company manufactures, markets and distributes BJ Blitz (TM), Hot Shot Dice (TM), Lightning Strike Roulette (TM) and Supersuits Progressive Blackjack (TM) to certain gaming markets worldwide. Since inception, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games.

RELATIONSHIP WITH GRAND CASINOS, INC. - The Company and Grand Casinos, Inc. ("GCI") have entered into an agreement which allows casinos owned or managed by GCI or its affiliates to purchase up to 125 of the Company's video gaming machines at prices substantially lower than the price the Company charges unrelated parties. Pursuant to this agreement, the Company has sold 42 blackjack machines, 11 craps machines and 8 roulette machines to casinos either owned or managed by GCI. No machine sales were made to GCI in 1997.

REGULATION - The Company distributes its products both directly to the gaming marketplace and through licensed distributors. The Company is currently licensed and/or has the necessary regulatory approvals as a gaming product manufacturer and distributor in Nevada, Colorado, Mississippi, Louisiana, Minnesota, Arizona, Quebec and the Atlantic Lottery (four Canadian Maritime provinces). In certain jurisdictions, such as Arizona, Colorado and Australia, the Company may use an existing licensed distributor to sell its products pursuant to any necessary tribal or regulatory transaction approvals. As of March 1998, technical game approvals are being sought by the Company and/or its distributor in France, Quebec and the Atlantic Lottery. The Company intends to apply for necessary licenses or approvals in other jurisdictions both domestically and internationally where Class III gaming is permitted.

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

On February 7, 1996, the Company entered into a five-year distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia to exclusively market and distribute the Company's multi-station products in Australia, New Zealand and surrounding gaming markets. On March 5, 1996, the Company entered into a three-year exclusive distribution agreement with Ludi S.F.M. of France and its related entity Eurusa, to market and distribute the Company's multi-station products to select western European gaming markets. On December 4, 1996, the Company entered into a three-year exclusive distribution agreement with Bally Gaming International to market and distribute the Company's multi-station products in specified European countries. On January 21, 1997, the Company granted a three-year exclusive distribution license to Vista Gaming Corporation to distribute and service the Company's multi-station blackjack and roulette, and Bonus Streak products in Colorado.

OTHER - On February 2, 1996, the Company completed the acquisition of all remaining patents, trademarks, copyrights and other intellectual property related to its games from its principal supplier. The Company also signed an agreement to receive discounted pricing on key game components for a two-year period, which is expected to lower its per game manufacturing costs.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996.

For the year ended December 31, 1997, the Company reported a net loss of $2,889,000, or $.43 per share, compared to a net loss of $6,179,000, or $.97 per share, for the year ended December 31, 1996. For the 1997 period, results from operations have been adjusted for preferred stock accretion and preferred stock dividends paid. The greater loss in 1996 was primarily due to a one time restructuring charge of $1,716,000 and lower sales volume.

SALES, COST OF SALES AND GROSS PROFIT

Sales increased to $10,292,000 during the year ended December 31, 1997 compared to $2,664,000 in the year ended December 31, 1996, due to an increase in unit sales from 33 in 1996 to 172 in 1997. The following table summarizes product sales for the years ending December 31, 1997 and 1996:

                                         Year ended           Year ended
                                        December 31,         December 31,
                                            1997               1996
                                      -------------------------------------
             Sales revenue                 $10,292,000           $2,664,000
                                      =====================================

             Unit sales:
                Blackjack                           99                    6
                Craps                                7                    2
                Roulette                            60                   25
                Bonus Streak                         6                   --
                                      -------------------------------------
                   Total units                     172                   33
                                      =====================================


Delays in acquiring required gaming licenses in key gaming jurisdictions limited the markets available to sell the Company's products in 1996. The Company was granted technical game approval of its blackjack machine in Colorado and its three multi-player video machines in Nevada in early 1997, allowing the Company to pursue placement of its products in those jurisdictions. In the third quarter of 1997, the Company's multi-station blackjack and roulette games received interim approval for use in the club market of New South Wales, Australia. Subsequent to receiving such approval, the Company's Australian distributor commenced marketing the Company's products in this market. A total of 99 games were sold to the Australian distributor in 1997. Also contributing to the increased revenue were sales of 30 games, representing replacements and additional games, to a North Carolina casino.

The gross margin in 1997 was 30.1% compared to 19.8% in 1996. The improved gross margin in 1997 is primarily attributable to lower cost of games due to design changes to reduce production costs, purchasing materials domestically at more competitive prices than were previously paid to foreign sources and increased direct customer sales versus discounted sales to distributors. In 1996, all of the games sold by the Company were to distributors, which generally yield lower gross margins than direct sales. Additionally, the product sales mix in 1996 was comprised primarily of lower margin products. In the years ended December 31, 1997 and 1996, there were no sales to GCI under their discounted price arrangement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the year ended December 31, 1997 was $5,285,000 compared to $5,405,000 during fiscal year 1996. The decrease is attributable primarily to increased productivity resulting in expenses being incorporated into the cost of assembled games. During 1996, expenses incurred in establishing the production operation were charged to operating expense. In 1997, when production operations commenced, the costs were included in cost of sales as labor and overhead included in the products assembled and sold. This expense reduction more than offset increased product development, marketing and administrative expenses.

INTEREST INCOME

Interest income for the year December 31, 1997 was $247,000 compared to $568,000 for fiscal year 1996. This interest income decrease was due to reduced amounts invested in interest bearing accounts, including interest bearing notes receivable from the sale of product.

PREFERRED STOCK ACCRETION ADJUSTMENT

On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement (see Note 7 of Notes to Consolidated Financial Statements). The Preferred Stock was convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion. The intrinsic value of the beneficial conversion feature was $878,048, which was accreted to Preferred Stock and charged against net income or loss to arrive at net income or loss attributable to common shareholders over the period in which the right to convert the Preferred Stock became vested. The $878,048 value of the beneficial conversion feature was recognized during the second and third quarters of 1997.

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

                                           Year ended        Year ended
                                       December 31, 1996    December 31, 1995
                                       -------------------------------------
             Sales Revenue                     $2,664,000        $6,352,000
                                       ====================================

             Unit Sales:
                 Blackjack                              6                76
                 Craps                                  2                 2
                 Roulette                              25                16
                                       ------------------------------------
                    Total units                        33                94
                                       ====================================
             Total units sold to GCI                  - -                 8
                                       ====================================

In 1995 the Company entered into the markets of Arizona, Wisconsin, North Carolina and South Carolina, where 72 units were sold. Delays in acquiring required gaming licenses in key gaming jurisdictions limited the markets available to sell the Company's products in 1996. The Company was subsequently granted technical game approval of its blackjack machine in Colorado and its three multi-player video machines Nevada, and the Company is pursuing placement of its products in those jurisdictions, which management believes will result in increased revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock at a price of $1,000 per share in a private placement for total proceeds of $4,000,000. The Company received net proceeds of approximately $3,744,000 from such private placement after the payment of fees and expenses associated with such private placement. An annual dividend of 4% was paid quarterly in arrears in cash. Each share of Preferred Stock was convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price was not to exceed $8.1725 per share. A holder of Preferred Stock was not permitted to convert such stock into Common Stock if, following such conversion, the holder beneficially would own in excess of 4.9% of the Company's Common Stock. A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a

Registration Rights Agreement dated April 10, 1997. The Effective Date of the Registration Statement was July 28, 1997, and all necessary gaming regulatory approvals were received. As of October 22, 1997, all shares of Preferred Stock were converted into an aggregate of 1,058,696 shares of Common Stock.

As of December 31, 1997, inventories totaled $10.2 million, approximately 1.4 times the amount recorded as cost of sales in 1997. This increase of inventory was due to lower than expected product sales and fewer placements of games in casinos on a participation basis during 1997. Additionally, sales to the Company's Australian distributor were lower than expected due to delays in obtaining technical game approval of the Company's product and, subsequent to obtaining such approvals, this distributor failed to order games in accordance with forecasts previously provided to the Company. The Company had relied on the forecasts provided by the distributor as a basis for making inventory purchases. Additionally, placements of games in Nevada casinos were fewer than planned as the Company met with resistance to placement of games under revenue sharing agreements. The Company has subsequently revised its marketing strategies to include the option of selling games to casinos in Nevada. Management has evaluated the composition of the inventory for product marketability under its current business plan and recorded reserves to reduce the carrying value to a level it believes is realizable. The Company had long-term debt of $509,000 as of December 31, 1997.

The Company had $518,000 and $5,959,000 in cash, cash equivalents and available-for-sale securities as of December 31, 1997 and December 31, 1996, respectively. The Company has experienced negative cash flow from operations of $7.5 million and $2.7 million for the years ended December 31, 1997 and 1996, respectively. In addition, sales in the first two months of 1998 are below management estimates, particularly in the New South Wales market. These circumstances have reduced the Company's cash reserves at March 25, 1998 to approximately $300,000.

Management has taken certain steps to address their future liquidity and cash flow requirements by entering into a loan commitment securing $2 million from a third party lender. Of this amount, $1 million is expected to close and be funded in April 1998. The Company estimates that its current level of cash and anticipated funds from operations will be adequate to fund cash requirements through the first closing of such third party lender financing. In the event that such financing does not materialize in such time frame, the Company will have to seek additional financing. In addition, the Company is actively seeking equity based financing in the form of a private placement of approximately $3 million in convertible preferred stock. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company, or in completing such private placement. Finally, the Company has taken steps to reduce labor and other costs.

The Company has a $1,000,000 standby letter of credit primarily to facilitate acquisition of components and supplies from a foreign vendor. As of December 31, 1997, no amount was outstanding. The facility is collateralized by short-term investments of the Company.

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions. As of December 31, 1997, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share. No shares were repurchased in 1997.

Gains and losses on foreign currency transactions are recognized currently in earnings. The Company's revenues from foreign markets are expected to increase in the future, further subjecting the Company to the effects of fluctuations in exchange rates. The Company does not consider this to be a significant risk at this time.

ITEM 8.  FINANCIAL STATEMENTS


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Innovative Gaming Corporation of
America:

We have audited the accompanying consolidated balance sheets of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring negative cash flow from operations that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to addressing the future liquidity and cash flow requirements of the Company are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP
Las Vegas, Nevada
March 12, 1998 (Except with respect
 to the matter discussed in Note 1, as
 to which the date is March 25, 1998)

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   As of December 31,
                                                                               --------------------------
                                                                                    1997          1996
                                                                               -------------    ---------

                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $518        $2,993
  Available-for-sale securities                                                           -         2,966
  Restricted investments                                                              1,000         1,000
  Accounts receivable, net of allowances of $100 and $75                              1,929           483
  Current portion of notes receivable, net of allowances of $- and $73                  276           177
  Inventories, net                                                                   10,191         4,729
  Prepaid expenses and other                                                            159           174
                                                                                    -------       -------
     Total current assets                                                            14,073        12,522

NOTES RECEIVABLE, less current portion                                                  552             -
PROPERTY AND EQUIPMENT, net                                                           2,107           653
DEFERRED INCOME TAXES, net                                                              720           720
INTANGIBLE ASSETS, net                                                                1,729         2,081
                                                                                    -------       -------

          TOTAL ASSETS                                                              $19,181       $15,976
                                                                                    =======       =======


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                     $568          $246
  Accrued liabilities                                                                   423           254
  Notes payable - current portion                                                       322            26
  Customer deposits                                                                     157             -
                                                                                    -------       -------

     Total current liabilities                                                        1,470           526

  Notes payable - net of current portion                                                509             -
                                                                                    -------       -------

     Total liabilities                                                                1,979           526
                                                                                    -------       -------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
   7,535,211 and 6,476,515 shares issued and outstanding                                 75            65
  Additional paid-in capital                                                         29,575        24,951
  Accumulated deficit                                                               (12,448)       (9,559)
  Net unrealized loss on available-for-sale securities                                    -            (7)
                                                                                    -------       -------

     Total stockholders' equity                                                      17,202        15,450
                                                                                    -------       -------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $19,181       $15,976
                                                                                    =======       =======


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     For the Year     For the Year     For the Year
                                                        Ended            Ended            Ended
                                                     December 31,     December 31,     December 31,
                                                        1997             1996             1995
                                                     ------------     ------------     ------------
NET SALES                                             $ 10,292         $  2,664         $  6,352

COST OF SALES                                            7,189            2,135            4,763
                                                      --------         --------         --------

    Gross profit                                         3,103              529            1,589


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             5,285            5,405            4,354
RESTRUCTURING COSTS                                          -            1,716                -
                                                      --------         --------         --------

    Operating loss                                      (2,182)          (6,592)          (2,765)

INTEREST INCOME, net                                       247              568              651
                                                      --------         --------         --------

    Loss before income taxes                            (1,935)          (6,024)          (2,114)

PROVISION FOR INCOME TAXES                                   -              155                -
                                                      --------         --------         --------

   Net loss                                             (1,935)          (6,179)          (2,114)

PREFERRED STOCK DIVIDENDS                                   76                -               67

PREFERRED STOCK ACCRETION                                  878                -               17
                                                      --------         --------         --------

  Net loss attributable to common shareholders        ($ 2,889)        ($ 6,179)        ($ 2,198)
                                                      ========         ========         ========


LOSS PER SHARE OF COMMON STOCK                        ($  0.43)        ($  0.97)        ($  0.38)
                                                      ========         ========         ========


  Weighted average common shares outstanding             6,744            6,356            5,856
                                                      ========         ========         ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                 Class B Non-Voting  Series A Convertible
                                               Common Stock        Common Stock       Preferred Stock
                                         -------------------    -------------------  ------------------
                                          Shares     Amount      Shares     Amount    Shares     Amount
                                         --------   --------    --------   --------  --------   --------
BALANCE, December 31, 1994                  4,783   $     48       1,025   $     10         -        $ -
  Common stock repurchase
   and retirement                             (50)        (1)          -          -         -          -
  Preferred stock conversion                   59          1           -          -         -          -
  Stock options and warrants
   exercised                                  177          2           -          -         -          -
  Unearned compensation
   adjustments                                  -          -           -          -         -          -
  Unrealized gain on
   available-for-sale securities                -          -           -          -         -          -
  Preferred stock dividends
   paid                                         -          -           -          -         -          -
  Preferred stock accretion
   adjustment                                   -          -           -          -         -          -
  Net loss                                      -          -           -          -         -          -
                                         --------   --------    --------   --------  --------   --------

BALANCE, December 31, 1995                  4,969         50       1,025         10         0          0
  Class B common stock exchange
    for common stock                        1,025         10      (1,025)       (10)        -          -
  Stock options and warrants
   exercised                                  258          3           -          -         -          -
  Common stock issued for
   purchase of intangible assets              225          2           -          -         -          -
  Unearned compensation
   adjustments                                  -          -           -          -         -          -
  Unrealized loss on
   available-for-sale securities                -          -           -          -         -          -
  Net loss                                      -          -           -          -         -          -
                                         --------   --------    --------   --------  --------   --------

BALANCE, December 31, 1996                  6,477         65           0          0         0          0
  Series A preferred stock issued               -          -           -          -     4,000      3,122
  Preferred stock accretion
   adjustment                                   -          -           -          -         -        878
  Series A preferred stock
    conversion to  common stock             1,055         10           -          -    (4,000)    (4,000)
  Preferred stock dividends paid                3          -           -          -         -          -
  Unrealized gain on
   available-for-sale securities                -          -           -          -         -          -
  Net loss                                      -          -           -          -         -          -
                                         --------   --------    --------   --------  --------   --------

BALANCE, December 31, 1997                  7,535   $     75           -        $ -         -        $ -
                                         ========   ========    ========   ========  ========   ========


Unrealized
                                         Additional                               Gain/(Loss) on
                                          Paid-in     Accumulated   Unearned      Available-for-
                                          Capital       Deficit     Compensation   Sale Securities     Total
                                         ----------   -----------   ------------   ---------------   ---------
BALANCE, December 31, 1994                $ 20,851      $ (1,182)    $    (34)             -         $ 19,693
  Common stock repurchase
   and retirement                             (202)            -            -              -             (203)
  Preferred stock conversion                   249             -            -              -              250
  Stock options and warrants
   exercised                                   966             -            -              -              968
  Unearned compensation
   adjustments                                  (6)            -           24              -               18
  Unrealized gain on
   available-for-sale securities                 -             -            -              3                3
  Preferred stock dividends
   paid                                          -           (67)           -              -              (67)
  Preferred stock accretion
   adjustment                                    -           (17)           -              -              (17)
  Net loss                                       -        (2,114)           -              -           (2,114)
                                          --------      --------     --------       --------         --------

BALANCE, December 31, 1995                  21,858        (3,380)         (10)             3           18,531
  Class B common stock exchange
    for common stock                             -             -            -              -                -
  Stock options and warrants
   exercised                                 1,014             -            -              -            1,017
  Common stock issued for
   purchase of intangible assets             2,079             -            -              -            2,081
  Unearned compensation
   adjustments                                   -             -           10              -               10
  Unrealized loss on
   available-for-sale securities                 -             -            -            (10)             (10)
  Net loss                                       -        (6,179)           -              -           (6,179)
                                          --------      --------     --------       --------         --------

BALANCE, December 31, 1996                  24,951        (9,559)           0             (7)          15,450
  Series A preferred stock issued              622             -            -              -            3,744
  Preferred stock accretion
   adjustment                                    -          (878)           -              -                0
  Series A preferred stock
    conversion to  common stock              3,990             -            -              -                0
  Preferred stock dividends paid                12           (76)           -              -              (64)
  Unrealized gain on
   available-for-sale securities                 -             -            -              7                7
  Net loss                                       -        (1,935)           -              -           (1,935)
                                          --------      --------     --------       --------         --------

BALANCE, December 31, 1997                $ 29,575      $(12,448)         $ -            $ -         $ 17,202
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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                For the Year     For the Year     For the Year
                                                                    Ended           Ended            Ended
                                                                December 31,     December 31,     December 31,
                                                                   1997             1996             1995
                                                                -----------      ------------      -----------
OPERATING ACTIVITIES:
  Net loss                                                       ($ 1,935)        ($ 6,179)        ($ 2,114)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                      889              566              338
   Stock option compensation earned                                     -               10               17
   Loss on sale of assets                                               2              103                -
   Deferred income taxes                                                -              134                -
   Provision for inventory obsolescence                               112            1,308              649
   Book value of fixed assets charged to cost of sales                424                -                -
   Provision for bad debts                                              9               78               70
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                 (2,106)           1,202            1,388
     Inventories                                                   (5,574)            (232)             802
     Prepaid expenses and other                                        14              177             (251)
     Accounts payable and accrued expenses                            492              107             (308)
     Customer deposits                                                157                -                -

                                                                 --------         --------         --------

     Net cash provided by (used for) operating activities          (7,516)          (2,726)             591
                                                                 --------         --------         --------

INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                       (1,042)          (5,936)         (15,092)
  Proceeds from sale of available-for-sale securities               4,013           10,350           10,800
  Payment on covenant not to compete                                    -              (92)               -
  Inventory capitalized for use in gaming operations               (2,028)               -                -
  Proceeds from sale of property and equipment                          -               45                -
  Purchases of property and equipment                                (388)            (583)            (107)
                                                                 --------         --------         --------

     Net cash provided by (used for) investing activities             555            3,784           (4,399)
                                                                 --------         --------         --------

FINANCING ACTIVITIES:
  Proceeds from financing agreements                                  873               26                -
  Payments on long-term obligations                                   (67)              (5)             (34)
  Redemption of Series A Preferred Stock                                -                -             (750)
  Preferred stock dividends paid                                      (64)               -              (67)
  Net proceeds from sale of common stock                                -            1,017              967
  Net proceeds from sale of preferred stock                         3,744                -                -
  Payments on repurchase of common stock                                -                -             (203)
                                                                 --------         --------         --------

     Net cash provided by (used for) financing activities           4,486            1,038              (87)
                                                                 --------         --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (2,475)           2,096           (3,895)

CASH AND CASH EQUIVALENTS, beginning of period                      2,993              897            4,792
                                                                 --------         --------         --------

CASH AND CASH EQUIVALENTS, end of period                         $    518         $  2,993         $    897
                                                                 ========         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for interest                                         $      1         $      3         $      5
                                                                 ========         ========         ========
  Cash paid (refund received) for income taxes                   ($     3)        $      4         $     55
                                                                 ========         ========         ========
  Noncash transactions:
     Preferred Stock converted to common stock                   $  4,000               $-         $    250
                                                                 ========         ========         ========
     Preferred Stock dividends paid with common stock            $     12               $-               $-
                                                                 ========         ========         ========
     Exchange of common stock for intangible assets                    $-         $  2,081               $-
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

INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS AND RISK FACTORS

Innovative Gaming Corporation of America ("the Company") was incorporated in the State of Minnesota on September 19, 1991. The Company, through its wholly-owned subsidiary, Innovative Gaming, Inc., is in the business of developing, manufacturing, marketing and distributing gaming equipment. The Company distributes its products to certain gaming markets worldwide.

The Company has experienced negative cash flow from operations of $7.5 million and $2.7 million for the years ended December 31, 1997 and 1996, respectively. In addition, sales in the first two months of 1998 are below management estimates, particularly in the New South Wales market. These circumstances have reduced the Company's cash reserves at March 25, 1998 to approximately $300.

Management has taken certain steps to address their future liquidity and cash flow requirements by entering into a loan commitment securing $2 million from a third party lender. Of this amount, $1 million is expected to close and be funded in April 1998. The Company estimates that its current level of cash and anticipated funds from operations will be adequate to fund cash requirements through the closing of such third party lender financing. In the event that such financing does not materialize in such time frame, the Company will have to seek additional financing. In addition, the Company is actively seeking equity based financing in the form of a private placement of approximately $3 million in convertible preferred stock. There can be no assurance that the Company will be successful in completing such private placement. Finally, the Company has taken steps to reduce labor and other costs.

No assurance can be given that such additional financing will be available, or will be available on terms acceptable to the Company. In addition, it cannot be assured the Company's cost reduction efforts or marketing strategies will be sufficient, in conjunction with the above financing alternatives, to permit the Company to meet future obligations as they come due.

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

REGULATION

The manufacture, distribution and sale of the Company's products are regulated by various jurisdictions and entities, including requirements to obtain licenses and product approval. The Company is presently seeking, or plans to seek, licenses and product approval in several jurisdictions. Failure to successfully obtain licenses, approvals, or meet other regulatory requirements could materially impact the expansion and future operation of the Company.

CERTAIN RISKS AND UNCERTAINTIES

A significant portion of the Company's operations are generated from a limited number of gaming jurisdictions. A change in general economic conditions or the regulatory environment of these jurisdictions could adversely affect the Company's operating results.

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

RESTRICTED INVESTMENTS

At December 31, 1997 and 1996, $1,000 of investments were pledged as collateral against certain bank credit arrangements.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost with depreciation provided for using the straight-line method over the useful lives of the assets or the lease term, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation expense recorded in the years ended December 31, 1997, 1996 and 1995 was $537, $146 and $90, respectively.

                                                   Useful Life           1997         1996
                                                   ----------------------------------------
       Office equipment                              5 years           $   453      $   250
       Display games                                 5 years               142          142
       Gaming operations equipment                   2.5 years           1,459            -
       Manufacturing equipment                       5 years               345          240
       Leasehold improvements                        Life of lease         303          224
                                                                       --------------------
         Total property and equipment                                    2,702          856
         Less:  Accumulated depreciation                                  (595)        (203)
                                                                       --------------------
             Total property and  equipment, net                        $ 2,107      $   653
                                                                       ====================

INVENTORIES

Inventories are recorded at the lower of cost or market value. Cost is determined according to the first-in, first-out accounting method. Inventories consisted of the following at December 31:

                                         1997          1996
                                     ----------------------
       Game components and parts     $  6,602      $  6,269
       Work in process                    698           128
       Finished goods                   3,772           225
       Inventory reserves                (881)       (1,893)
                                     ----------------------
          Total inventories, net     $ 10,191      $  4,729
                                     ======================

INTANGIBLES

The Company amortizes intangibles on a straight line basis over their estimated economic lives (see Note 5).

PRODUCT SALES/REVENUE RECOGNITION

The Company makes product sales for cash, on normal terms of 90 days or less, over longer term installments, and, in Nevada, through participation in the net win of the games until the purchase price is paid. Revenue from the sale of products is recognized upon transfer of title and risk of loss to the customer. Deposits received from customers in advance of delivery are deferred.

CONCENTRATIONS OF RISK

During 1997, a majority of the Company's sales were to two customers. Sales to one distributor, Aristocrat Leisure Industries ("Aristocrat"), accounted for 48.4% of sales and direct sales to one customer, Harrah's Smoky Mountain Casino, accounted for 19.4% of sales. During 1996, a majority of the Company's sales were to three distributors. These three distributors accounted for 37%, 32% and 24% of sales, respectively. During 1995, a majority of the Company's sales were to three customers. One customer accounted for 14% of sales and two of the Company's distributors accounted for 41% and 16% of sales, respectively. For the years ended December 31, 1997, 1996 and 1995, no other distributors or customers accounted for greater than 10% of sales.

The Company purchases certain key electronic components, which are not available from other sources, from a Japanese supplier, Irem Software Engineering, Inc., at a negotiated fixed price for a period extending to mid-1999. The Company is developing an alternative product design to eliminate dependence on this sole source vendor.

RESEARCH AND DEVELOPMENT COSTS

The Company engages in the development of new and existing products. Research and development costs are expensed as incurred. The Company expensed approximately $1,884, $1,132 and $476 for the years ended December 31, 1997, 1996 and 1995, respectively.

RESTRUCTURING COSTS

In 1996, the Company recognized $1,716 of restructuring costs, which included expenses related to the Company's relocation to Reno, Nevada, management transition and product focus.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS No. 109), whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be removed or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

To the extent the amount deductible for income tax purposes from stock option plans exceeds the amount charged to operations for financial statement purposes, the related tax benefits are credited to capital stock when realized.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" (SFAS 128). SFAS No. 128 is effective for periods ending after December 15, 1997, and replaces previously reported earnings per share with "basic" and "diluted" earnings per share. The earnings per share data for all periods presented is based on weighted average common shares outstanding and on the same basis as "basic" earnings per share calculated under SFAS No. 128. Diluted earnings per share is not presented because the resulting earnings per share would be antidilutive for each period reported.

FOREIGN CURRENCY TRANSACTIONS

Transactions which occur in currencies other than U.S. dollars are translated to U.S. dollars for financial reporting purposes. Gains and losses from this process are recorded in the results of operations.

LONG-LIVED ASSETS

During 1995, the Company adopted Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of.

Management reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For assets which produce future cash flows, an estimate of undiscounted future cash flows is compared to the carrying amount to determine if an impairment exists. For assets which do not produce quantifiable future cash flows, such as intangibles, impairment is measured at the enterprise level. No impairment existed at December 31, 1997 and 1996.

2.    RELATIONSHIP WITH GRAND CASINOS, INC.:

Grand Casinos, Inc. ("GCI") is in the business of managing and developing casinos. The Chief Executive Officer and Chairman of the Board of GCI is also Chairman of the Board of the Company. The Company has agreed to sell up to 125 machines to GCI under the terms of a discount machine agreement at significantly reduced prices for the purpose of testing, evaluating and marketing the Company's products. Through December 31, 1997, the Company has sold 61 machines to GCI, pursuant to the agreement. No machines were sold to GCI in 1997.

3.    AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale securities at December 31, 1996, consisted of United States government and corporate securities and certificates of deposit. Available-for-sale securities at December 31, 1996, were reported at fair value, and consisted of government and corporate debt securities and certificates of deposit with an amortized cost of $2,966 and no significant gross unrealized holding gains or losses. All available-for-sale securities were due within one year of December 31, 1996, except for $750 and $100 government debt securities, which were due in July 1998 and December 1998, respectively. Proceeds from the sale of available-for-sale securities were $4,013 for the year ended December 31, 1997, $10,350 for the year ended December 31, 1996, and $10,800 for the year ended December 31, 1995. All securities were sold in 1997.

4.    NOTES RECEIVABLE:

The Company has granted certain customers extended payment terms under sales contracts. These contracts are generally for terms of one to five years with interest recognized at prevailing rates and are collateralized by the equipment sold. Stated interest rates in the contracts range from 10% to 10.5%. On contracts with no stated interest to be paid, interest is imputed at prime plus 2%. At December 31, 1997, the face amount of notes receivable was $973. The carrying value of notes receivable approximates their fair value. The following table represents the estimated future collections of notes receivable, net of amounts to be recognized as interest income, at December 31, 1997:

             Years Ending December 31,        Estimated
                                               Receipts
             1998                                  $276
             1999                                   276
             2000                                   276
                                        ---------------
                Total                              $828
                                        ===============

The financial instruments that subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Accounts and notes receivable are concentrated in specific legalized gaming jurisdictions. Notes receivable are collateralized by the equipment sold. The Company has no secured interest in the trade accounts receivable. At December 31, 1997, the following concentrations of credit risk existed:

            Nevada                               30%
            North Carolina                       21%
            Arizona                              16%
            Australia                            14%
            Germany                               7%
            Colorado                              6%
            South Carolina and Other              6%
                                          ----------
                Total                           100%
                                          ==========

5.    INTANGIBLE ASSETS:

Intangible assets consisted of the following at December 31:

                                                Useful Life           1997       1996
                                                -------------------------------------------
       Product patent rights                    5 to 10 years           $2,332      $2,332

       Nevada distribution rights               10 years                   250         250
                                                                 -------------------------
          Total intangible assets                                        2,582       2,582
          Less: accumulated  amortization                                 (853)       (501)
                                                                 -------------------------
            Total intangible assets, net                                $1,729      $2,081
                                                                 =========================

Amortization recorded for intangibles was $352, $420 and $248 in the years ended December 31, 1997, 1996 and 1995, respectively.

On February 2, 1996, the Company acquired the balance of all remaining intellectual property including patents, trademarks, picture rights and copyrights for its games from its Japanese suppliers in exchange for an aggregate 225,000 shares of IGCA common stock.

6.    FINANCING ARRANGEMENTS:

LETTER OF CREDIT

At December 31, 1997 and 1996, the Company had a $1,000 standby letter of credit with a bank that was secured by a $1,000 certificate of deposit, which is included in the accompanying balance sheets as restricted investments. This standby letter of credit is primarily to facilitate the acquisition of component parts and supplies. At December 31, 1997 and 1996, no amount was outstanding on the standby letter of credit.

NOTES PAYABLE

Notes payable consists of amounts owed IGT, a wholly-owned subsidiary of International Game Technology, for the purchase of slant top machines incorporated in the Company's Bonus Streak game, and financed insurance premiums.

Under the agreement with IGT, the Company shares equally in the net revenues received from customers under participation agreement sales until IGT is paid in full for the sales price of the slant top slot machine acquired by the Company. Thereafter the Company receives 90% and IGT receives 10% of the net revenues from the customer. For cash sales, the Company must pay IGT the purchase price of the slant top slot machines from the proceeds of the sale. Management has estimated the portion of current notes payable to represent those amounts expected to be paid to IGT under participation arrangements in 1998.

The financed insurance premiums are repaid in monthly installments over a period of less than twelve months.

7.    STOCKHOLDERS' EQUITY:

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

On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock at a price of $1,000 per share in a private placement for total proceeds of $4,000. The Company received net proceeds of approximately $3,744 from such private placement after the payment of fees and expenses associated with such private placement. An annual dividend of 4% was paid quarterly in arrears in cash. Each share of Preferred Stock was convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price was not to exceed $8.1725 per share. A holder of Preferred Stock was not permitted to convert such stock into Common Stock if, following such conversion, the holder beneficially would own in excess of 4.9% of the Company's Common Stock. A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated April 10, 1997. The Effective Date of the Registration Statement was July 28, 1997, and all necessary gaming regulatory approvals were received. As of October 22, 1997, all shares of Preferred Stock were converted into an aggregate of 1,058,696 shares of Common Stock.

STOCK REPURCHASE PLAN

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time on the open market or in privately negotiated transactions. As of December 31, 1997, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share, for total consideration of $1,199. No shares were repurchased in 1997.

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

STOCK OPTIONS AND WARRANTS

The Company has an Employee Stock Option and Compensation Plan (the "Plan"), pursuant to which options and other awards to acquire an aggregate of 1,350,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. All employees are eligible to participate in the Plan. The Plan is administered by a stock option committee which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair value of the common stock on the date thereof), the term of each option and the time or times during its term when the option becomes exercisable. Options are generally exercisable in equal amounts over a five-year period from the date of grant. During 1995 and 1994, the exercise prices of certain options ranging from $6.00 to $15.75 were reduced to $4.00 (fair market value on the date of repricing). On October 8, 1996, the exercise prices of certain options ranging from $7.00 to $11.50 were reduced to $4.75 (fair market value on the date of repricing).

The Company accounts for the Plan under APB Opinion No. 25 - "Accounting for Stock Options Issued to Employees", under which no compensation cost has been recognized. Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" (SFAS No. 123), was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of

SFAS No. 123 is optional; however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's results of operations and earnings per share would have been changed to the following pro forma amounts:

                                                                          1997       1996
                                                                          ----       ----
       Net loss:                                  As reported           $(2,888)  $(6,179)
                                                  Pro forma             $(3,831)  $(6,465)
       Primary and fully-diluted EPS:             As reported           $ (0.43)  $(0.97)
                                                  Pro forma             $ (0.57)  $(1.02)


A summary of the status of the Employee Stock Option and Compensation Plan at December 31, 1997, 1996 and 1995, and changes during the periods then ended is presented in the tables and narrative below:

                                  December 31, 1997   December 31, 1996    December 31, 1995
                                  ------------------  -------------------  -------------------
                                           Wtd Avg              Wtd Avg              Wtd Avg
                                   Number   Ex         Number    Ex         Number    Ex
                                           Price                Price                Price
                                  ------------------  -------------------  -------------------
Outstanding at
 beginning of period               606,500    $4.67   352,600      $3.99    510,200     $4.56
  Granted                          271,550     4.75   540,500       4.75     45,000      4.61
  Exercised                            -        -    (207,600)      3.94   (176,600)     5.48
  Forfeited                        (52,650)    4.91   (79,000)      4.16    (26,000)     5.38
  Expired                              -        -          -          -          -         -
                                   -------            -------               -------
Outstanding at end of
 period                            825,400    $4.69   606,500      $4.67    352,600     $3.99
                                   =======            =======               =======
Exercisable at end of
 period                            290,933    $4.61   131,000      $4.52    133,100     $3.89
Weighted average
 fair value of options
 granted on grant date               $2.91              $2.95                 $2.69

           Detail composition of options outstanding December 31, 1997:
         --------------------------------------------------------------
                                      Avg. contractual
           Options        Exercise     life remaining      Options
         outstanding       price          (Years)        exercisable
         ------------    -----------   --------------    ------------
             543,300          $4.75             8.35         220,933
             124,650           4.13             9.45          10,000
              51,450           5.75             9.00             - -
              50,000           5.00             9.46          10,000
              49,000           4.00             6.35          43,000
               7,000           4.25             7.00           7,000
             -------                                         -------
             825,400                                         290,933
             =======                                         =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1997, 1996 and 1995 grants: risk-free interest rate of 6.5, 6.2 and 7.6 percent; expected dividend yield of 0.0 percent; expected lives of 5 years; expected volatility of 90.3, 61.8 and 63.3 percent, respectively.

The Company adopted a Director Stock Option Plan (the "Director Option Plan") in 1997, pursuant to which options and other awards to acquire an aggregate of 100,000 shares of the Company's common stock may be granted.

A summary of the status of the Directors Option Plan at December 31, 1997, and changes during the period then ended is presented in the table and narrative below:

                                              December 31, 1997
                                         --------------------------
                                                           Wtd Avg
                                           Number          Ex Price
                                         --------------------------
      Outstanding at
      beginning of period                    -             $ -
        Granted                            40,000           5.06
        Exercised                            -               -
        Forfeited                            -               -
        Expired                              -               -
                                         -----------------------
      Outstanding at end of period         40,000          $5.06
                                         -----------------------
      Exercisable at end of period         10,000          $5.06
      Weighted average fair value of
      options granted on grant date                $3.80

As of December 31, 1997, the 40,000 options outstanding in the Director Option Plan had an average exercise price of $5.06, with a weighted average remaining contractual life of 9.46 years. The options exercisable had exercise prices of $5.00 to $5.13.

The Company has issued stock purchase warrants with a variety of terms and conditions. During 1996, the exercise prices of certain warrants were reduced from $11.00 and $15.00 to $10.00 and $13.00, respectively.

The following summarizes stock purchase warrant transactions during the period:

                                                 Number      Exercise Prices
                                                 ------      ---------------
             Outstanding December 31, 1994      652,500      4.00 - 15.00
               Granted                                -                 -
               Exercised                              -                 -
               Canceled/Expired                       -                 -
                                               --------------------------
             Outstanding December 31, 1995      652,500      4.00 - 15.00

               Granted                                -                 -
               Exercised                        (50,000)             4.00
               Canceled/Expired                       -                 -
                                               --------------------------
             Outstanding December 31, 1996      602,500      6.90 - 13.00

               Granted                                -                 -
               Exercised                              -                 -
               Canceled/Expired                       -                 -
                                               --------------------------
             Outstanding December 31, 1997      602,500     $6.90 -$13.00
                                               ==========================


At December 31, 1997, 602,500 warrants were exercisable. The warrants expire at various dates through September, 2001.

8.    INCOME TAXES:

The provision for income taxes consists of the following components:

                                       For the Year    For the Year         For the Year
                                         Ended             Ended                 Ended
                                      Dec. 31, 1997    Dec. 31, 1996        Dec. 31, 1995
                                      -------------    -------------        -------------
Current:
   Federal                                   $ -                $21                 $ -
   State                                       -                  -                   -
                                     --------------------------------------------------
      Subtotal                                 -                 21                   -
Deferred                                       -                134                   -
                                     --------------------------------------------------
      Total                                  $ -               $155                 $ -
                                     ==================================================


The tax effects of temporary differences giving rise to the deferred items are as follows for the years ended December 31:


                                                  1997       1996
                                                 ------     -------
Deferred tax assets:
   Net operating loss carryforwards              $3,603     $ 3,354

   Inventory reserves                             1,115       1,261
   Other                                            787         691
                                                 ------     -------
      Total deferred tax assets                   5,505       5,306
   Valuation allowance                           (4,785)     (4,586)
                                                 ------     -------
      Deferred tax assets, net of allowance        $720     $   720
                                                 ======     =======

In accordance with SFAS No. 109, the gross deferred tax asset at December 31, 1997, of $5,505, has been reduced by a valuation allowance of $4,785, resulting in a net deferred tax asset of $720. The valuation allowance reduces the deferred tax asset to an amount which management believes is more likely than not to be realized.

At December 31, 1997, the Company has approximately $10,294 of net operating loss carryforwards for federal income tax purposes. These losses expire beginning 2009 through 2012. The use of approximately $1,250 of these losses is limited to approximately $250 per year for the next five years because the loss was generated in a short tax year.

9.    COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company has entered into certain noncancelable operating lease agreements related to office and warehouse space and equipment. Total lease expense under operating leases was $272, $222 and $124 for the years ended December 31, 1997, 1996 and 1995, respectively. The minimum annual rental commitments under operating leases are as follows for the years ending December 31:

             1998                       $280
             1999                        301
             2000                        300
             2001                        259
             2002                          2
                                     -------
                Total                 $1,142
                                      ======


LITIGATION

The Company is involved in legal actions in the ordinary course of its business. While no reasonable estimates of potential liability can be determined, management believes that such legal actions will be resolved without a material effect on the Company's financial position or results of operations.

EMPLOYMENT CONTRACTS

The Company has employment contracts with various officers with remaining terms ranging from one to two years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1997, under such contracts is approximately $701. These agreements may also include additional compensation to officers related to sales commission bonuses that could be equal to two percent of the Company's sales.

10.   DISTRIBUTORSHIP AGREEMENTS:

In February 1996, the Company entered into an exclusive distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia for the marketing and distribution of games in Australia, New Zealand, Papua New Guinea, Taiwan, New Caledonia, Malaysia, the Philippines and Singapore (hereinafter "Australasia"). The Company has granted Aristocrat an initial five-year exclusive license expiring February 2001 to distribute its blackjack, craps and roulette games to all legalized Australasia video gaming jurisdictions. Pursuant to the agreement, the Company has agreed to sell its games at discounted distributor's pricing in exchange for a minimum purchase quantity of 100 units per year, with a rolling twelve month sales materials forecast. In the third quarter of 1997, the multi-station blackjack and roulette games received interim approval for use in the club market of New South Wales, Australia. Subsequent to receiving such approval, Aristocrat commenced marketing these products.

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

INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                Schedule II - Valuation and Qualifying Accounts
                                (In Thousands)

Description                              Balance      Charged to       Amount     Balance
                                         Beginning    Costs and        Written    End of
                                         of Period    Expenses          Off       Period
                                        -----------   ----------     ----------   --------
Reserve for inventory obsolescence:

 For the year ended 12/31/95                  $ -        $ 649         $ -          $ 649

 For the year ended 12/31/96                  649        1,308          64          1,893

 For the year ended 12/31/97                1,893          112       1,124            881

                                                      Charged/
Description                              Balance      (Credited)       Amount     Balance
                                         Beginning    to Costs and     Written    End of
                                         of Period    Expenses          Off       Period
                                        -----------   ----------     ----------   --------
Allowance for doubtful notes and
accounts receivable:

 For the year ended 12/31/95                $ -       $ 70           $ -          $ 70

 For the year ended 12/31/96                 70         78             -           148

 For the year ended 12/31/97                148        (48)            -           100

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or disagreements on any matters of accounting principles or practices or Financial Statement disclosures have occurred.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 31, 1997 and forwarded to stockholders prior to the Company's 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"), is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information in the 1998 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information in the 1998 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof " to, but not including, the caption "Election of Directors," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 1998 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                                            Page

Report of Independent Public Accountants ...............................     22


Consolidated Balance Sheets as of December 31, 1997 and 1996 ...........     23


Consolidated Statements of Operations for the years ended
December 31, 1997, 1996 and 1995 .......................................     24


Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1997, 1996 and 1995 .................................     25


Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995 .......................................     26


Notes to the Consolidated Financial Statements .........................     27

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

10.11 Parts Supply Agreement between the Company and IREM dated February 2, 1996***

10.12 Agreement between the Company and H Square Corporation dated April 26, 1996***

10.13 Second Amendment to Share Exchange Agreement between the Company and Grand Casinos, Inc. dated December 1, 1995***

10.14 Exclusive Distributorship Agreement between the Company and Ludi S.F.M. dated March 5, 1996***

10.15 Exclusive Distributorship Agreement between the Company and S.A.M. EURUSA dated March 5, 1996***

10.16 Product Development and Revenue Sharing Agreement between the Company and IGT, dated November 18, 1996****

10.17 Sublease agreement between the Company and Thomas & Betts Corporation, dated May 14, 1996****

10.18 Lease agreement between the Company and Dermody Properties, dated July 9, 1996****

21     List of Subsidiaries*

23     Consent of Arthur Andersen LLP

27 Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

* Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-61492C)

** Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-70450)

*** Incorporated herein by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995

**** Incorporated herein by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1996

+      Agreement relates to Executive Compensation

(b)    Reports on Form 8-K.

       No current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1997.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INNOVATIVE GAMING CORPORATION OF AMERICA
                                Registrant



Date: March 27, 1998            By:  /s/ Edward G. Stevenson
                                   --------------------------

                                Name:  Edward G. Stevenson
                                Title: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.


            Name                Title


   /s/ Edward G. Stevenson      President, Chief Executive Officer and Director
   -----------------------       (principal executive officer)
      Edward G. Stevenson


   /s/ Scott Shackelton         Vice President-Finance, Chief Financial Officer
   -----------------------       (principal accounting officer)
      Scott Shackelton


                                Director
  -----------------------
      Lyle Berman


  /s/ Paul A. Bible             Director
  -----------------------
      Paul A. Bible


  /s/ Ronald Zideck             Director
  -----------------------
      Ronald Zideck

                               INDEX TO EXHIBITS

Exhibit
Number                        Description
------                        -----------
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

10.11  Parts Supply Agreement between the Company and IREM dated February
       2, 1996***

10.12  Agreement between the Company and H Square Corporation dated April 26,
       1996***

10.13  Second Amendment to Share Exchange Agreement between the Company and
       Grand Casinos, Inc. dated December 1, 1995***

10.14  Exclusive Distributorship Agreement between the Company and Ludi S.F.M.
       dated March 5, 1996***

10.15 Exclusive Distributorship Agreement between the Company and S.A.M. EURUSA dated March 5, 1996***

10.16  Product Development and Revenue Sharing Agreement between the Company and
       IGT, dated November 18, 1996****

10.17 Sublease agreement between the Company and Thomas & Betts Corporation, dated May 14, 1996****

10.18  Lease agreement between the Company and Dermody Properties, dated July 9,
       1996****

21     List of Subsidiaries*

23     Consent of Arthur Andersen LLP


27 Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

*      Incorporated herein by reference to the Registrant's Registration
       Statement on Form SB-2 (File No. 33-61492C)

**     Incorporated herein by reference to the Registrant's Registration
       Statement on Form SB-2 (File No. 33-70450)

*** Incorporated herein by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1995

**** Incorporated herein by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1996

+      Agreement relates to Executive Compensation