Form 10-Q
period 1998-03-31
INNOVATIVE GAMING CORP OF AMERICA
filed 1998-05-15
CIK 897795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         March 31, 1998
                               --------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________.

Commission file number 0-22482.

                      INNOVATIVE GAMING CORPORATION OF AMERICA
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charcarter)

             Minnesota                                      41-1713864
(State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 7, 1998 there were 7,535,211 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                 March 31, 1998

Part I:      Financial Information

Item 1.      Financial Statements
             Consolidated Condensed Balance Sheets -
             March 31, 1998 (Unaudited) and December 31, 1997              3

             Consolidated Condensed Statements of
             Operations for the three months ended March
             31, 1998 and 1997 (Unaudited)                                 4

             Consolidated Condensed Statements of Cash
             Flows for the three months ended March 31,
             1998 and 1997 (Unaudited)                                     5

             Notes to Consolidated Condensed
             Financial Statements                                          6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                    8

Part II:     Other Information

Item 1.      Legal Proceedings                                            11

Item 6.      Exhibits and Reports on Form 8-K                             11

             Signatures                                                   12

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                    March 31,     December 31,
                          ASSETS                                      1998            1997
                                                                    ---------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $    281       $    518
  Restricted investments                                               1,000          1,000
  Accounts receivable                                                  1,672          1,929
  Current portion of notes receivable                                    364            276
  Inventories                                                         10,293         10,191
  Prepaid expenses and other                                             174            159
                                                                    --------       --------
     Total current assets                                             13,784         14,073

NOTES RECEIVABLE, LESS CURRENT PORTION                                   548            552
PROPERTY AND EQUIPMENT, NET                                            1,974          2,107
DEFERRED INCOME TAXES                                                    720            720
INTANGIBLE ASSETS, NET                                                 1,641          1,729
                                                                    --------       --------
              TOTAL ASSETS                                          $ 18,667       $ 19,181
                                                                    ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                  $    751       $    568
  Accrued liabilities                                                    372            423
  Notes payable - current portion                                        296            322
  Customer deposits                                                      120            157
                                                                    --------       --------
     Total current liabilities                                         1,539          1,470

  Notes payable - net of current portion                                 487            509
                                                                    --------       --------
    Total liabilities                                                  2,026          1,979
                                                                    --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    7,535,211 shares issued and outstanding                               75             75
  Additional paid-in capital                                          29,575         29,575
  Accumulated deficit                                                (13,009)       (12,448)
                                                                    --------       --------
     Total stockholders' equity                                       16,641         17,202
                                                                    --------       --------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 18,667       $ 19,181
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


                                                              Three Months
                                                             Ended March 31,
                                                         -----------------------
                                                           1998           1997
                                                         -------        --------
SALES                                                    $ 2,249        $   467

COST OF SALES                                              1,627            399
                                                         -------        -------

    Gross profit                                             622             68

SELLING, GENERAL AND ADMINISTRATIVE                        1,214          1,429
                                                         -------        -------

    Loss from operations                                    (592)        (1,361)

INTEREST INCOME, NET                                          31             85
                                                         -------        -------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             ($  561)       ($1,276)
                                                         =======        =======





BASIC - LOSS PER SHARE OF COMMON STOCK                   ($ 0.07)       ($ 0.20)
                                                         =======        =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                 7,535          6,477
                                                         =======        =======








           See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     Three Months
                                                                    Ended March 31,
                                                                 -----------------------
                                                                   1998           1997
                                                                 ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        ($  561)      ($1,276)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                      248           139
   Provision for inventory obsolescence                                83            35
   Loss on sale of securities and investments                         - -             2
   Changes in operating assets and liabilities                         67          (200)
                                                                  -------       -------

     Cash flows (used in) operating activities                       (163)       (1,300)
                                                                  -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities and investments                             - -        (1,043)
  Proceeds from sale of securities and investments                    - -         1,759
  Inventory returned from gaming operations                            84           - -
  Purchases of property and equipment                                (111)         (256)
                                                                  -------       -------

     Cash flows provided from (used in) investing activities          (27)          460
                                                                  -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                           (47)          (10)
                                                                  -------       -------

     Cash flows (used in)  financing activities                       (47)          (10)
                                                                  -------       -------

DECREASE IN CASH AND CASH EQUIVALENTS                                (237)         (850)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,518         2,993
                                                                  -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,281       $ 2,143
                                                                  =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                       $     1           - -
                                                                  =======       =======


           See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)



(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  COMMITMENTS AND CONTINGENCIES

The manufacture, distribution and sale of the Company's products are regulated by various jurisdictions and entities, including requirements to obtain licenses and product approval in several jurisdictions. The Company has obtained required licenses and product approvals in certain jurisdictions and is continuing efforts to obtain such approvals in other jurisdictions. Failure to successfully obtain and/or maintain such licenses and approvals, or meet other regulatory requirements could materially impact the expansion and future operation of the Company. Additionally, there is no assurance that the Company's products will be accepted in the marketplace upon obtaining regulatory approvals. As a result, the Company's quarterly results may be volatile until all product approvals have been obtained and appropriate marketing efforts have been successfully performed in major gaming markets.

The Company purchases certain key electronic components, which are not available from other sources, from a Japanese supplier at a negotiated fixed price for a period extending into mid-1999.

(3)  RELATED PARTY TRANSACTIONS

Grand Casinos, Inc. ("GCI"), which is in the business of owning, managing and developing casinos, is a stockholder of the Company. Lyle Berman, Chairman of the Board of the Company, is a principal shareholder and Chairman of the Board of GCI, and was Chief Executive Officer from October 1991 through March 1998. Under an existing machine purchase agreement, GCI may purchase up to an aggregate of 125 games in quantity purchases at distributor level prices. Previous quantity sales were also made to GCI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. The Company made no machine sales to GCI during the three-month periods ended March 31, 1997 or 1998.

(4)  COMMON STOCK

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding Common Stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 31, 1998, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. No shares were repurchased during the three-month periods ended March 31, 1997 or 1998.

(5)  INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards
No. 109-"Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company had cumulative federal net operating loss carry forwards of approximately $10,294,000 as of December 31, 1997. These losses, if not used, begin to expire in 2009 through 2012. The use of approximately $1,250,000 of these losses is limited to approximately $250,000 per year for the next five years because the loss was generated in a short tax year. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry forwards.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1998
                                   (UNAUDITED)


(6)  EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share"-(SFAS No. 128). SFAS No. 128 is effective for periods ending after December 15, 1997, and replaces previously reported earnings per share with "basic" and "diluted" earnings per share. The earnings per share data for the periods presented is based on weighted average common shares outstanding and on the same basis as "basic" earnings per share calculated under SFAS No.
128. Diluted earnings per share is not presented because the resulting earnings per share would be antidilutive for each period reported.

(7)   FINANCING ARRANGEMENT

In March 1998, Innovative Gaming, Inc. entered into a loan commitment securing $2 million from a third party lender. The initial funding of approximately $910,000 was completed on April 13, 1998. The loan is payable in 36 equal installments including interest paid in arrears at a rate of 12.06 percent. This financing is secured by certain of the Company's long-term receivables and a corporate guarantee from IGCA. Additional funding under this arrangement is available through December 1, 1998. The Company's borrowing capacity under this arrangement is dependent upon the level of receivables generated through "bucket sales" agreements.

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

In February 1997, the Company received technical game approval for its multi-station blackjack machine from Colorado regulatory authorities. The Company, through its Colorado distributor, Vista Gaming Corporation, commenced placing its blackjack games in Colorado casinos on a lease basis in late February 1997. In February and March 1997, the Nevada Gaming Commission granted the Company technical game approval of its Hot Shot DiceTM , BJ BlitzTM and Lightning StrikeTM Roulette machines for use in Nevada. In May 1997, the Nevada Gaming Commission granted the Company technical game approval of its Bonus StreakTM specialty game. In September 1997, the Company received interim approval for its multi-station blackjack and roulette games for use in the club markets of New South Wales, Australia.

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


                   RESULTS OF OPERATIONS FOR THE THREE MONTHS
                ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

For the three months ended March 31, 1998, the Company recorded a loss attributable to common shareholders of $561,000, or $.07 per share, compared to a loss of $1,276,000, or $.20 per share, recorded for the three months ended March 31, 1997. The improved operating results were primarily attributable to an increase in revenues and productivity gains. The operating loss in the prior year was primarily attributable to low sales volume and gross profit while expenses were incurred related to the Company's continuing efforts to develop/enhance and license its products and introduce those products into new markets.

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended March 31, 1998, were $2,249,000 compared to $467,000 recorded in the quarter ended March 31, 1997. The Company sold 43 games in the 1998 period compared to 6 games in the prior year period. Sales for the three month period ended March 31, 1998, included 19 games sold to the Company's distributor in Australia, while no sales were made to this customer in the comparable 1997 period. Sales will continue to be volatile while, among other things, new jurisdictional licenses and/or distribution agreements are obtained and marketing efforts successfully performed. In addition, the Company believes that sales to its Australian distributor will continue to account for a significant portion of the Company's 1998 sales. Disruption in this agreement could have a material adverse affect on the Company's 1998 results of operations.

The Company also recognized lease/participation revenues in 1998 attributable to placement of games in Colorado and Nevada casinos, subsequent to receiving regulatory approval in those jurisdictions in the first half of 1997. In Nevada, game placements under lease/participation agreements have been slower than originally expected due to increasing customer resistance with participation arrangements. The Company has expanded its marketing strategy in Nevada to attract a greater number of casino operators by also offering its games for sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

           RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
                   1998 COMPARED TO MARCH 31, 1997 - CONTINUED


The gross margin for the first quarter of 1998 was 27.7% compared to 14.6% for the first quarter of 1997. The higher gross margin in 1998 was primarily due to the increase in revenues and spreading fixed overhead costs over the larger number of units produced, design changes to reduce production costs and purchasing materials domestically at more competitive prices than were previously paid to foreign sources.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended March 31, 1998 was $1,214,000 compared to $1,429,000 for the three months ended March 31, 1997. In the quarter ended March 31, 1997, expenses related to establishing the production operation were charged to operating expense. In 1998, with full production operations implemented, the costs were included in cost of sales as labor and overhead included in the products assembled and sold.

INTEREST INCOME

In the quarter ended March 31, 1998, interest income was $31,000 compared to $85,000 in the quarter ended March 31, 1997. The decrease in interest income was due to a decrease in investments in interest bearing accounts.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $13,009,000 as of March 31, 1998. Due to the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future results are highly dependent on the Company's ability to, among other things, obtain the necessary licenses and/or product approvals in various jurisdictions in order to expand its market base. There can be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process. Due to the unique nature and prices of the Company's products, it is difficult to predict the appropriate selling cycle time frame involved in each new jurisdiction. Operating results are also affected by seasonal factors in certain markets, cycles of casino expansions and equipment replacements, changing technology and the expansion or addition of gaming markets.

As a result of these and other factors, the Company expects quarterly results to be volatile until licenses and approvals are obtained in certain major gaming markets and appropriate marketing efforts can be performed in new jurisdictions. The Company has experienced delays in acquiring certain gaming licenses and/or product approvals in key jurisdictions. Future sales and earnings levels are expected to continue to be negatively impacted until, among other things, approvals are received in new jurisdictions. The Company is currently in the process of obtaining technical game approval of its products in Quebec, Canada, and in France.

LIQUIDITY AND CAPITAL RESOURCES

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its currently outstanding Common Stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of March 31, 1998, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share for total consideration of $1,199,000. No shares were repurchased during the three months ended March 31, 1997 or 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
         MARCH 31, 1998 COMPARED TO MARCH 31, 1997   - CONTINUED

In March 1998, Innovative Gaming, Inc. entered into a loan commitment securing $2 million from a third party lender. The initial funding of approximately $910,000 was completed on April 13, 1998. The loan is payable in 36 equal installments including interest paid in arrears at a rate of 12.06 percent. This financing is secured by certain of the Company's long-term receivables and a corporate guarantee from IGCA. Additional funding under this arrangement is available through December 1, 1998. The Company's borrowing capacity under this arrangement is dependent upon the level of receivables generated through "bucket sales" agreements.

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000. The Company expects net proceeds to be approximately $2,830,000 from such private placement after the payment of fees and expenses associated with such private placement. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion.

Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed 135% of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. The Company has the right to redeem the Preferred Stock at 115% of par in cash beginning July 13, 1998. Twenty-five percent (25%) of the Preferred Stock is convertible into Common Stock, at the election of the holder thereof, at the earlier of August 14, 1998 or the date of effectiveness of the Registration Statement with the Securities and Exchange Commission (the "Effective Date") and all necessary gaming regulatory approvals. Twenty-five percent (25%) of the Preferred Stock is convertible 30 days after the Effective Date; (25%) of the Preferred Stock is convertible 60 days after the Effective Date; and the remaining (25%) of the Preferred Stock is convertible 90 days after the Effective Date. All outstanding shares of Preferred Stock will automatically be converted into Common Stock eighteen months following the Effective Date. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock. The Company is obligated to file a Registration Statement related to the Common Stock at the expense of the Company pursuant to obligations contained in a Registration Rights Agreement dated May 13, 1998.

As of March 31, 1998, the Company had a $1,000,000 standby letter of credit primarily to facilitate acquisition of components and supplies from a foreign vendor. As of March 31, 1998, no amount was outstanding. The facility is collateralized by short-term investments of the Company.

The Company had $281,000 and $518,000 in cash and cash equivalents as of March 31, 1998 and December 31, 1997, respectively. As mentioned above, the Company secured a loan commitment in March 1998 and obtained initial funding of approximately $910,000 under the agreement in April 1998. In addition, the Company is actively seeking equity based financing in the form of a private placement of approximately $3 million in convertible preferred stock. The Company believes that its cash and cash equivalents, restricted investments, and existing debt arrangements will be sufficient to meet the Company's immediate liquidity and capital requirements. Long-term capital requirements are expected to be fulfilled through cash flows from operations and additional debt and equity financings. No assurance can be given that the Company can obtain, or obtain on terms acceptable to the Company, such additional debt and equity financing. The Company had long-term debt of $487,000 as of March 31, 1998.

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

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 4 - Certificate of Designation dated as of May 13, 1998.

              Exhibit 10.1 - Loan Agreement between the Company and Finova Capital Corporation dated as of April 13, 1998.

              Exhibit 10.2 - Form of Subscription Agreement dated as of May 13, 1998.

              Exhibit 10.3 - Form of Registration Rights Agreement dated as of May 13, 1998.

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


                                   INNOVATIVE GAMING CORPORATION OF AMERICA


                                               /s/ Scott Shackelton
                                              ------------------------------
                                                    Scott Shackelton
                                                 Chief Financial Officer
                                              (Principal Accounting Officer)




Date: May 14, 1998

                               INDEX TO EXHIBITS


Exhibit
Number                      Description
-------                     -----------
  4            Certificate of Designation dated as of May 13, 1998

  10.1         Loan Agreement between the Company and Finova Capital
               Corporation dated as of April 13, 1998

  10.2         Form of Subscription Agreement dated as of May 13, 1998

  10.3         Form of Registration Rights Agreement dated as of May 13, 1998

  27           Financial Data Schedule