Form 10-Q
period 1998-06-30
INNOVATIVE GAMING CORP OF AMERICA
filed 1998-08-14
CIK 897795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission file number 0-22482.

                                INNOVATIVE GAMING
                             CORPORATION OF AMERICA
             ------------------------------------------------------
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

Yes  [X]      No  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 7, 1998 there were 7,535,211 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                  June 30, 1998


Part I:        Financial Information

Item 1.        Financial Statements
               Consolidated Condensed Balance Sheets -
               June 30, 1998 (Unaudited) and December 31, 1997                 3

               Consolidated Condensed Statements of Operations -
               for the three and six months ended
               June 30, 1998 and 1997 (Unaudited)                              4

               Consolidated Condensed Statements of Cash Flows -
               for the six months ended
               June 30, 1998 and 1997 (Unaudited)                              5

               Notes to Consolidated Condensed Financial Statements            6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                   8

Part II:       Other Information

Item 1.        Legal Proceedings                                              13

Item 2.        Changes in Securities                                          13

Item 4.        Submission of Matters to a Vote of  Security Holders           13

Item 5.        Other Information                                              13

Item 6.        Exhibits and Reports on Form 8-K                               13

               Signatures                                                     14

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                      June 30,         December 31,
                                                                                        1998               1997
                                                                                    ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $      3,754       $        518
  Restricted investments                                                                     800              1,000
  Accounts receivable                                                                      2,394              1,929
  Current portion of notes receivable                                                        595                276
  Inventories                                                                              9,698             10,191
  Prepaid expenses and other                                                                 248                159
                                                                                    ------------       ------------
     Total current assets                                                                 17,489             14,073

Notes receivable, less current portion                                                       567                552
Property and equipment, net                                                                1,426              2,107
Deferred income taxes                                                                        720                720
Intangible assets, net                                                                     1,553              1,729
                                                                                    ------------       ------------

              TOTAL ASSETS                                                          $     21,755       $     19,181
                                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                                  $        421       $        568
  Accrued liabilities                                                                        448                423
  Notes payable - current portion                                                            534                322
  Customer deposits                                                                           58                157
                                                                                    ------------       ------------
     Total current liabilities                                                             1,461              1,470

  Notes payable - net of current portion                                                   1,081                509
                                                                                    ------------       ------------

    Total liabilities                                                                      2,542              1,979
                                                                                    ------------       ------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, no par value, $100 stated value, nonvoting, 4,000 shares authorized,
     3,000 and 0 shares outstanding, respectively                                          2,844                 --
  Common stock, $.01 par value, 100,000,000 shares authorized,
    7,535,211 shares issued and outstanding                                                   75                 75
  Additional paid-in capital                                                              29,678             29,575
  Accumulated deficit                                                                    (13,384)           (12,448)
                                                                                    ------------       ------------

     Total stockholders' equity                                                           19,213             17,202
                                                                                    ------------       ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     21,755       $     19,181
                                                                                    ============       ============


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                             Three Months                          Six Months
                                                             Ended June 30,                      Ended June 30,
                                                      ----------------------------        ----------------------------
                                                         1998              1997              1998              1997
                                                      ----------        ----------        ----------        ----------

Sales                                                 $    3,955        $    1,083        $    6,204        $    1,550

Cost of sales                                              2,892               953             4,519             1,352
                                                      ----------        ----------        ----------        ----------

    Gross profit                                           1,063               130             1,685               198

Selling, General and Administrative                        1,300             1,397             2,514             2,826
                                                      ----------        ----------        ----------        ----------

    Loss from operations                                    (237)           (1,267)             (829)           (2,628)

Interest income, net                                          19                92                50               177
                                                      ----------        ----------        ----------        ----------

Net loss                                                    (218)           (1,175)             (779)           (2,451)

   Preferred stock accretion adjustment                      141               626               141               626
   Preferred stock dividends                                  16                36                16                36
                                                      ----------        ----------        ----------        ----------

Net loss attributable to common shareholders          ($     375)       ($   1,837)       ($     936)       ($   3,113)
                                                      ==========        ==========        ==========        ==========


Basic - Loss per share of common stock                ($    0.05)       ($    0.28)       ($    0.12)       ($    0.48)
                                                      ==========        ==========        ==========        ==========

Weighted average
 common shares outstanding                                 7,535             6,477             7,535             6,477
                                                      ==========        ==========        ==========        ==========


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      Six Months
                                                                                     Ended June 30,
                                                                              ----------------------------
                                                                                 1998              1997
                                                                              ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    ($     779)       ($   2,451)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                                     468               317
   Provision for inventory obsolescence                                              158                35
   Loss on sale of securities and investments                                         --                 2
   Provision for bad debts                                                            --                39
   Changes in operating assets and liabilities                                      (789)           (2,635)
                                                                              ----------        ----------

     Cash flows (used in) operating activities                                      (942)           (4,693)
                                                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities and investments                                             --            (1,043)
  Proceeds from sale of securities and investments                                    --             3,906
  Inventory returned from (capitalized for use in) gaming operations                 572              (852)
  Purchases of property and equipment                                               (184)             (224)
                                                                              ----------        ----------

     Cash flows provided from investing activities                                   388             1,787
                                                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                        910               137
  Payments on notes payable                                                         (126)              (20)
  Net proceeds from sale of preferred stock                                        2,806             3,765
                                                                              ----------        ----------

     Cash flows provided from financing activities                                 3,590             3,882
                                                                              ----------        ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                              3,036               976

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,518             2,993
                                                                              ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    4,554        $    3,969
                                                                              ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                                   $       23                --
                                                                              ==========        ==========


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  COMMITMENTS AND CONTINGENCIES

The manufacture, distribution and sale of the Company's products are regulated by various jurisdictions and entities, including requirements to obtain licenses and product approval in several jurisdictions. The Company has obtained required licenses and product approvals in certain jurisdictions and is continuing efforts to obtain such approvals in other jurisdictions. Failure to successfully obtain and/or maintain such licenses and approvals, or meet other regulatory requirements could materially impact the expansion and future operation of the Company. Additionally, there is no assurance that the Company's products will be accepted in the marketplace upon obtaining regulatory approvals. As a result, the Company's quarterly results may be volatile until all product approvals have been obtained, appropriate marketing efforts have been successfully performed and the Company's products are accepted in major gaming markets.

The Company purchases certain key electronic components, which are not available from other sources, from a Japanese supplier at a negotiated fixed price for a period extending into mid-1999.

(3)  RELATED PARTY TRANSACTIONS

Grand Casinos, Inc. ("GCI"), which is in the business of owning, managing and developing casinos, is a stockholder of the Company. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of GCI, and was Chief Executive Officer from October 1991 through March 1998. Mr. Berman continues to serve on the Board of Directors of the Company. Under an existing machine purchase agreement, GCI may purchase up to an aggregate of 125 of the Company's blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to GCI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under an agreement between the Company and GCI, used multi-player machines which GCI previously purchased from the Company may be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games may be applied to the purchase of one new Bonus Streak game from the Company and minimum proceeds of $5,000 must be credited to GCI for each game sold by the Company. There are potentially 31 such used multi-player games which GCI may submit the Company for sale under the consignment agreement. The Company made no machine sales to GCI during the six-month period ended June 30, 1997 and sales of six Bonus StreakTM games and no multi-player machine sales to GCI during the six-month period ended June 30, 1998.

(4)  INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company had cumulative federal net operating loss carry forwards of approximately $10,294,000 as of December 31, 1997. These losses, if

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 1998
                                   (UNAUDITED)

not used, begin to expire in 2009 through 2012. The use of approximately $1,250,000 of these losses is limited to approximately $250,000 per year for the next five years because the loss was generated in a short tax year. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry forwards.

(5)  EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share"-(SFAS No. 128). SFAS No. 128 is effective for periods ending after December 15, 1997, and replaces previously reported earnings per share with "basic" and "diluted" earnings per share. The earnings per share data for the periods presented is based on weighted average common shares outstanding, which is equivalent to "basic" earnings per share as calculated under SFAS No. 128. Diluted earnings per share is not presented because the resulting earnings per share would be antidilutive for each period reported.

(6)  FINANCING ARRANGEMENT

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

(7)  PREFERRED STOCK PRIVATE PLACEMENT

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000. The Company received net proceeds of approximately $2,806,000 after the payment of fees and expenses associated with such private placement. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion.

Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. The Company has the right to redeem the Preferred Stock at 115% of par in cash beginning July 13, 1998. Twenty-five percent (25%) of the Preferred Stock is convertible into Common Stock, at the election of the holder thereof, at the earlier of August 14, 1998 or the date of effectiveness of the Registration Statement with the Securities and Exchange Commission (the "Effective Date"). If the Company's Registration Statement is not declared effective with the Securities and Exchange Commission by September 10, 1998, the Company is required to pay the holders of Preferred Stock one percent of the aggregate subscription price paid by such holders. The Company must receive all necessary gaming regulatory approvals prior to the effectiveness of the Registration Statement. Twenty-five percent (25%) of the Preferred Stock is convertible 30 days after the Effective Date; (25%) of the Preferred Stock is convertible 60 days after the Effective Date; and the remaining (25%) of the Preferred Stock is convertible 90 days after the Effective Date. All outstanding shares of Preferred Stock will automatically be converted into Common Stock eighteen months following the Effective Date. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock. A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated May 13, 1998.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 1998
                                   (UNAUDITED)

The 9% beneficial conversion feature is accounted for as an additional Preferred Stock dividend, which was determined on the date the Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $296,703, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Preferred Stock to the earliest conversion date. Income available to holders of Common Stock will be reduced by approximately $140,934, $143,406 and $12,363 during the second, third and fourth quarters of 1998, respectively.

(8)  NOTE RECEIVABLE

On June 19, 1998, the Company entered into an agreement loaning $300,000 to a third party gaming equipment developer. The agreement was subsequently amended and the loan increased to $400,000 on July 20, 1998. The note bears interest at 10% annually, and is to be repaid in 12 equal monthly payments commencing October 19, 1998, and is personally guaranteed by the President and CEO of the subject company.

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

The Company is continuing expansion of its customer markets by submitting applications for licensing in key jurisdictions and, where licensed, submitting its products for technical approval. In May 1998, the Company submitted an application to the New Jersey Casino Control Commission for a casino service industry license. Also in May 1998, the Company submitted its Bonus Streak specialty game to the Mississippi Gaming Commission Lab for technical review. The Company has also submitted gaming supplier registration applications in major Canadian markets and appointed a sales agent for British Columbia, Ontario, Quebec, Alberta and the Atlantic Provinces. In July 1998, the Company's Lightning Strike Roulette game received technical approval from the Quebec Gaming Laboratory. The game was subsequently placed on field trial at one of the Quebec casinos operated by the casino operating arm of Loto Quebec. Also in July 1998, a temporary license was granted in Alberta pending review of the application for a permanent license and the Company's Bonus Streak games were placed on field trial by the Alberta Gaming and Liquor Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
                    JUNE 30, 1998 COMPARED TO JUNE 30, 1997

For the three and six months ended June 30, 1998, the Company recorded losses attributable to common shareholders of $375,000, or $.05 per share and $936,000, or $.12 per share, respectively, compared to $1,837,000, or $.28 per share and $3,113,000, or $.48 per share, for the three and six months ended June 30, 1997, respectively. The loss attributable to common shareholders for each period included adjustments for preferred stock accretion and preferred stock dividends. The improved operating results in 1998 were primarily attributable to increased revenues, productivity gains and lower charges for the preferred stock accretion and dividends. The operating loss in the prior year was primarily attributable to low sales volume and gross profit while expenses were incurred related to the Company's continuing efforts to develop/enhance and license its products and introduce those products into new markets.

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended June 30, 1998, were $3,955,000 compared to $1,083,000 recorded in the quarter ended June 30, 1997. The Company sold 81 games in the 1998 period compared to 18 games in the prior year period. Total sales for the six months ended June 30, 1998 were $6,204,000 compared to $1,550,000 recorded in the six months ended June 30, 1997. Game sales totaled 124 for the 1998 period compared to 24 games sold in the 1997 period. Sales for the three and six month periods ended June 30, 1998, included 53 and 72 games, respectively, sold to the Company's distributor in Australia, while no sales were made to this customer in the comparable 1997 period. Sales will continue to be volatile until, among other things, new jurisdictional licenses and/or distribution agreements are obtained, marketing efforts are successfully performed and the Company's products are accepted by the market place. In addition, the Company believes that sales to its Australian distributor will continue to account for a significant portion of the Company's 1998 sales, but they are expected to decline from the level recorded in the second quarter of 1998. Disruption in this agreement could have a material adverse affect on the Company's financial position and 1998 results of operations and cash flows.

The Company also recognized lease/participation revenues in 1998 attributable to placement of games in Colorado and Nevada casinos, subsequent to receiving regulatory approval in those jurisdictions in the first half of 1997. In Nevada, game placements under lease/participation agreements have been slower than originally expected due to increasing customer resistance with participation arrangements. The Company has expanded its marketing strategy in Nevada to attract a greater number of casino operators by also offering its games for sale. To date game placements in Nevada have been fewer than anticipated by management.

The gross margin for the second quarter of 1998 was 26.9% compared to 12.0% for the second quarter of 1997. The gross margin for the six months ended June 30, 1998 was 27.2% compared to 12.8% for the six months ended June 30, 1997. The higher gross margin in 1998 was primarily due to the increase in revenues and spreading fixed overhead costs over the larger number of units produced, design changes to reduce production costs and purchasing materials domestically at more competitive prices than were previously paid to foreign sources.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended June 30, 1998 was $1,300,000 compared to $1,397,000 for the three months ended June 30, 1997. This decrease in expense was due primarily to lower product engineering and development costs and reserves for bad debts. Selling, general and administrative expense for the six months ended June 30, 1998 was $2,514,000 compared to $2,826,000 for the six months ended June 30, 1997. This favorable variance was primarily due to the absence of expenses incurred in the first quarter of 1997 related to establishing the production operation, which were charged to operating expense. In 1998, with full production operations implemented, the costs were included in cost of sales as labor and overhead included in the products assembled and sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

               RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
            ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997 - CONTINUED


INTEREST INCOME

In the quarter ended June 30, 1998, net interest income was $19,000 compared to $92,000 in the quarter ended June 30, 1997. In the six months ended June 30, 1998, net interest income was $50,000 compared to $177,000 in the six months ended June 30, 1997. The decrease in net interest income was due to a decrease in investments in interest bearing accounts and interest expense incurred on increased debt.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $13,384,000 as of June 30, 1998. Due to the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future results are highly dependent on the Company's ability to, among other things, obtain the necessary licenses and/or product approvals in various jurisdictions in order to expand its market base and customer acceptance of its products. There can be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process. Due to the unique nature and prices of the Company's products, it is difficult to predict the appropriate selling cycle time frame involved in each new jurisdiction. Operating results are also affected by seasonal factors in certain markets, cycles of casino expansions and equipment replacements, changing technology and the expansion or addition of gaming markets.

As a result of these and other factors, the Company expects quarterly results to be volatile until licenses and approvals are obtained in certain major gaming markets, appropriate marketing efforts can be performed in new jurisdictions and the Company's products are accepted by the market place. The Company has experienced delays in acquiring certain gaming licenses and/or product approvals in key jurisdictions. Future sales and earnings levels are expected to continue to be negatively impacted until, among other things, approvals are received in new jurisdictions and the Company's products are accepted by the market place. The Company has applied to be licensed in various jurisdictions, both foreign and domestic, which allow gaming, and has or will apply for technical game approval of its products in such jurisdictions after appropriate licenses have been granted by regulatory authorities.

LIQUIDITY AND CAPITAL RESOURCES

In March 1998, Innovative Gaming, Inc., a wholly-owned subsidiary of the Company, entered into a loan commitment securing $2 million from a third party lender. The initial funding of approximately $910,000 was completed on April 13, 1998. The loan is payable in 36 equal installments including interest paid in arrears at a rate of 12.06 percent. This financing is secured by certain of the Company's long-term receivables and a corporate guarantee from IGCA. Additional funding under this arrangement is available through December 1, 1998. The Company's borrowing capacity under this arrangement is dependent upon the level of receivables generated through "bucket sales" agreements.

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000. The Company received net proceeds of approximately $2,806,000 after the payment of fees and expenses associated with such private placement. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. The Company has the right to redeem the Preferred Stock at 115% of par in cash beginning July 13, 1998. Twenty-five percent (25%) of the Preferred Stock is convertible into Common Stock, at the election of the holder thereof, at the earlier of August 14, 1998 or the date of effectiveness of the Registration Statement with the Securities and Exchange Commission (the "Effective Date"). If the Company's Registration Statement is not declared effective with the Securities and Exchange Commission by September 10, 1998, the Company is required to pay the holders of Preferred Stock one percent of the aggregate subscription price paid by such holders. The Company must receive all necessary gaming regulatory approvals prior to the effectiveness of the Registration Statement. Twenty-five percent (25%) of the Preferred Stock is convertible 30 days after the Effective Date; (25%) of the Preferred Stock is convertible 60 days after the Effective Date; and the remaining (25%) of the Preferred Stock is convertible 90 days after the Effective Date. All outstanding shares of Preferred Stock will automatically be converted into Common Stock eighteen months following the Effective Date. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock. A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated May 13, 1998.

The 9% beneficial conversion feature is accounted for as an additional Preferred Stock dividend, which was determined on the date the Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $296,703, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Preferred Stock to the earliest conversion date. Income available to holders of Common Stock will be reduced by approximately $140,934, $143,406 and $12,363 during the second, third and fourth quarters of 1998, respectively.

On June 19, 1998, the Company entered into an agreement loaning $300,000 to a third party gaming equipment developer. The agreement was subsequently amended and the loan increased to $400,000 on July 20, 1998. The note bears interest at 10% annually, and is to be repaid in 12 equal monthly payments commencing October 19, 1998, and is personally guaranteed by the President and CEO of the subject company.

As of June 30, 1998, the Company had a $800,000 standby letter of credit primarily to facilitate acquisition of components and supplies from a foreign vendor. As of June 30, 1998, no amount was outstanding pursuant to this facility. This facility is collateralized by short-term investments of the Company.

The Company had $3,754,000 and $518,000 in cash and cash equivalents as of June 30, 1998 and December 31, 1997, respectively. As mentioned above, the Company secured a loan commitment in March 1998 and obtained initial funding of approximately $910,000 under the agreement in April 1998, and in May 1998 completed a private placement of $3 million in convertible preferred stock with net proceeds of approximately $2,806,000. The Company believes that its cash and cash equivalents, restricted investments, and existing debt arrangements will be sufficient to meet the Company's immediate liquidity and capital requirements. Long-term capital requirements are expected to be fulfilled through cash flows from operations and, if necessary, additional debt and equity financings. No assurance can be given that the Company can obtain, or obtain on terms acceptable to the Company, such additional debt and equity financing. The Company had long-term debt of $1,081,000 as of June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada and Australia. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; ability to obtain additional financing through leasing, equity or other arrangements; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

                                     PART II

                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2. CHANGES IN SECURITIES

        On May 13, 1998, the Company issued 3,000 shares of Series Convertible Preferred Stock at a price of $1,000 per share. There were no underwriters involved in the transaction. The purchaser was an institutional investor who is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"). Following payment of legal, financial consulting and accounting fees, the Company received net proceeds of approximately $2,806,000. The Company relied upon Rule 506 of Regulation D as the exception for such private placement.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 29, 1998, Innovative Gaming Corporation of America held its annual meeting of shareholders. Of the 7,535,211 shares of common stock eligible to vote, 6,161,292 were present and entitled to vote. The following were the votes on the matters presented:

        1. The votes cast for the three (3) directors to serve until the next annual meeting of shareholders were:

                   Name                       Votes For         Votes Withheld
                   ----                       ---------         --------------
           Edward G. Stevenson                6,092,334             68,958
           Lyle Berman                        6,081,234             80,058
           Paul A. Bible                      6,093,084             68,208


Item 5. OTHER INFORMATION

        Discretionary Proxy Voting Authority/Shareholder Proposals

        On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

        With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by March 10, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

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


                                   INNOVATIVE GAMING CORPORATION OF AMERICA


                                                /s/ Scott Shackelton
                                            -----------------------------
                                                  Scott Shackelton
                                               Chief Financial Officer
                                            (Principal Accounting Officer)




Date: August 13, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                  Description
-------                 -----------
27                Financial Data Schedule