Form 10-Q
period 1998-09-30
INNOVATIVE GAMING CORP OF AMERICA
filed 1998-11-17
CIK 897795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998

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

Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 6, 1998 there were 7,535,211 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                               September 30, 1998



Part I:   Financial Information

Item 1.   Financial Statements
          Consolidated Condensed Balance Sheets -
          September 30, 1998 (Unaudited) and December 31, 1997                 3

          Consolidated Condensed Statements of Operations -
          for the three and nine months ended
          September 30, 1998 and 1997 (Unaudited)                              4

          Consolidated Condensed Statements of Cash
          Flows for the nine months ended September
          30, 1998 and 1997 (Unaudited)                                        5

          Notes to Consolidated Condensed
          Financial Statements                                                 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        9

Part II:  Other Information

Item 1.   Legal Proceedings                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                    15

          Signatures                                                          16

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                     ASSETS
                                                                        September 30,       December 31,
                                                                            1998               1997
                                                                        -------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $ 2,726             $   518
  Restricted investments                                                       800               1,000
  Accounts receivable                                                        1,582               1,929
  Current portion of notes receivable                                          699                 276
  Inventories                                                                9,574              10,191
  Prepaid expenses and other                                                   214                 159
                                                                           -------             -------
     Total current assets                                                   15,595              14,073

NOTES RECEIVABLE, LESS CURRENT PORTION                                         484                 552
PROPERTY AND EQUIPMENT, NET                                                  1,390               2,107
DEFERRED INCOME TAXES                                                         --                   720
INTANGIBLE ASSETS, NET                                                       1,515               1,729
                                                                           -------             -------

              TOTAL ASSETS                                                 $18,984             $19,181
                                                                           =======             =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                         $   311             $   568
  Accrued liabilities                                                          428                 423
  Notes payable - current portion                                              508                 322
  Customer deposits                                                             27                 157
                                                                           -------             -------
     Total current liabilities                                               1,274               1,470

  Notes payable - net of current portion                                       964                 509
                                                                           -------             -------

    Total liabilities                                                        2,238               1,979
                                                                           -------             -------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series B Convertible Preferred Stock, $.01 par value,
     nonvoting, 4,000 shares authorized, 3,000 and 0 shares
     outstanding, respectively                                               2,988                  --
  Capital stock, $.01 par value, 100,000,000 shares authorized,
     7,535,211 shares of Common Stock issued and outstanding                    75                  75
  Additional paid-in capital                                                29,676              29,575
  Accumulated deficit                                                      (15,993)            (12,448)
                                                                           -------             -------

     Total stockholders' equity                                             16,746              17,202
                                                                           -------             -------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $18,984             $19,181
                                                                           =======             =======


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                            Three Months                     Nine Months
                                                                         Ended September 30,              Ended September 30,
                                                                   -----------------------------    -----------------------------
                                                                        1998            1997             1998            1997
                                                                   -------------   -------------    -------------   -------------

SALES                                                                 $ 1,169           $3,873          $ 7,373         $ 5,423

COST OF SALES                                                           1,204            2,355            5,723           3,707
                                                                      -------           ------          -------         -------

    Gross profit                                                          (35)           1,518            1,650           1,716

SELLING, GENERAL AND ADMINISTRATIVE                                     1,713            1,240            4,227           4,066
                                                                      -------           ------          -------         -------

    Income (loss) from operations                                      (1,748)             278           (2,577)         (2,350)

INTEREST INCOME, NET                                                       33               48               83             225
                                                                      -------           ------          -------         -------

INCOME (LOSS) BEFORE INCOME TAXES                                      (1,715)             326           (2,494)         (2,125)

PROVISION FOR INCOME TAXES                                                720             --                720            --
                                                                      -------           ------          -------         -------

NET INCOME (LOSS)                                                      (2,435)             326           (3,214)         (2,125)

   Preferred stock accretion adjustment                                   143              252              284             878
   Preferred stock dividends                                               30               34               46              70
                                                                      -------           ------          -------         -------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK SHAREHOLDERS           $(2,608)          $   40          $(3,544)        $(3,073)
                                                                      =======           ======          =======         =======


BASIC - INCOME (LOSS) PER SHARE OF COMMON STOCK                       $ (0.35)          $ 0.01          $ (0.47)        $ (0.47)
                                                                      =======           ======          =======         =======

WEIGHTED AVERAGE
 COMMON STOCK SHARES OUTSTANDING                                        7,535            6,630            7,535           6,528
                                                                      =======           ======          =======         =======


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        Nine Months
                                                                                    Ended September 30,
                                                                              -------------------------------
                                                                                   1998              1997
                                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(3,214)           $(2,125)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                                     700                596
   Deferred income taxes                                                             720               --
   Provision for inventory obsolescence                                              262                 60
   Loss on sale of securities and investments                                       --                    2
   Provision for bad debts                                                          --                    9
   Changes in operating assets and liabilities                                      (106)            (5,231)
                                                                                --------            -------

     Cash flows (used in) operating activities                                    (1,638)            (6,689)
                                                                                --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities and investments                                           --               (1,043)
  Proceeds from sale of securities and investments                                  --                3,906
  Inventory returned from (capitalized for use in) gaming operations                 487             (2,052)
  Purchases of property and equipment                                               (206)              (254)
  Purchase of intangible assets                                                      (50)              --
                                                                                --------            -------

     Cash flows provided from investing activities                                   231                557
                                                                                --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                        910                524
  Payments on notes payable                                                         (269)               (33)
  Net proceeds from sale of preferred stock                                        2,804              3,752
  Preferred stock dividends paid                                                     (30)               (40)
                                                                                --------            -------

     Cash flows provided from financing activities                                 3,415              4,203
                                                                                --------            -------

INCREASE IN CASH AND CASH EQUIVALENTS                                              2,008             (1,929)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,518              2,993
                                                                                --------            -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  3,526            $ 1,064
                                                                                ========            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                                     $     50            $     1
                                                                                ========            =======


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  COMMITMENTS AND CONTINGENCIES

The manufacture, distribution and sale of the Company's products are regulated by various jurisdictions and entities, including requirements to obtain licenses and product approvals in several jurisdictions. The Company has obtained required licenses and product approvals in certain jurisdictions and is continuing efforts to obtain such approvals in other jurisdictions. Failure to successfully obtain and/or maintain such licenses and approvals, or meet other regulatory requirements could materially impact the expansion and future operation of the Company. Additionally, there is no assurance that the Company's products will be accepted in the marketplace upon obtaining regulatory approvals. As a result, the Company's quarterly results may be volatile until all product approvals have been obtained, appropriate marketing efforts have been successfully performed and the Company's products are accepted in major gaming markets.

The Company purchases certain key electronic components, which are not available from other sources, from a Japanese supplier at a negotiated fixed price for a period extending into mid-1999.

(3)  RELATED PARTY TRANSACTIONS

Grand Casinos, Inc. ("GCI"), which is in the business of owning, managing and developing casinos, is a stockholder of the Company. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of GCI, and was Chief Executive Officer from October 1991 through March 1998. Mr. Berman continues to serve on the Board of Directors of the Company. Under an existing machine purchase agreement, GCI may purchase up to an aggregate of 125 of the Company's blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to GCI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under an agreement between the Company and GCI, used multi-player machines which GCI previously purchased from the Company may be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games may be applied to the purchase of one new Bonus Streak game from the Company and minimum proceeds of $5,000 must be credited to GCI for each game sold by the Company. There are potentially 31 such used multi-player games which GCI may submit the Company for sale under the consignment agreement. The Company made no machine sales to GCI during the nine-month period ended September 30, 1997 and sales of six Bonus StreakTM games and no multi-player machine sales to GCI during the nine-month period ended September 30, 1998.

(4) INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes" - (SFAS No. 109) under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

The Company recorded a $720,000 provision for income taxes during the quarter ended September 30, 1998 to provide a full valuation allowance on its deferred tax asset. As required by SFAS No. 109, and taking into consideration past losses, the Company recorded the additional valuation reserve.

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

(6)  FINANCING ARRANGEMENT

In March 1998, Innovative Gaming, Inc., a wholly-owned subsidiary of the Company, entered into a loan commitment securing $2 million from a third party lender. The initial funding of approximately $910,000 was completed on April 13, 1998. The loan is payable in 36 equal installments including interest paid in arrears at a rate of 12.06 percent. This financing is secured by certain of the Company's long-term receivables and a corporate guarantee from the Company. Additional funding under this arrangement is available through December 1, 1998. The Company's borrowing capacity under this arrangement is dependent upon the level of receivables generated through "bucket sales" agreements.

(7)  PREFERRED STOCK PRIVATE PLACEMENT

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000. The Company received net proceeds of approximately $2,804,000 after the payment of fees and expenses associated with such private placement. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion.

Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event that there is Preferred Stock outstanding after the issuance of 1,505,000 shares of Common Stock upon conversion, the Company may either 1) redeem any unconverted Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) convert such unconverted shares without a discount into Common Stock and pay cash to the holder of such unconverted shares equal to the economic value that would have been received by such holder if able to convert at a discount. See Exhibit 4 to the Company's Form 10-Q for the quarter ended March 31, 1998. The Company has the right to redeem the Preferred Stock at 115% of par in cash. As of September 30, 1998, fifty percent (50%) of the Preferred Stock was convertible into Common Stock, at the election of the holder thereof. An additional twenty-five percent (25%) of the Preferred Stock is convertible on October 14,1998, and the remaining (25%) of the Preferred Stock is convertible on November 14, 1998. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on November 13, 1999. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

holder beneficially owns in excess of 4.9% of the Company's Common Stock. As of September 30, 1998, no Preferred Stock had been converted into Common Stock.

A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated May 13, 1998. The effective date of the Registration Statement filed with the Securities and Exchange Commission was September 3, 1998, and all necessary gaming regulatory approvals have been received. The 9% beneficial conversion feature is accounted for as an additional Preferred Stock dividend, which was determined on the date the Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $296,703, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Preferred Stock to the earliest conversion date. Income available to holders of Common Stock will be reduced by approximately $140,934, $143,406 and $12,363 during the second, third and fourth quarters of 1998, respectively.

(8)  NOTE RECEIVABLE

On June 19, 1998, the Company entered into an agreement loaning $300,000 to a third party gaming equipment developer, Gametronics, Inc. ("Gametronics"), a Canadian corporation. The agreement was subsequently amended and the loan increased to $400,000 on July 20, 1998. Under a subsequent agreement dated October 22, 1998, the loan balance of $400,000 was converted and applied toward the purchase price of certain intellectual property for game concepts developed by Gametronics.

(9)  ACQUISITION OF RIGHTS TO TECHNOLOGY AND INTELLECTUAL PROPERTY

The Company has entered into agreements with various companies to acquire rights to technology and intellectual property for use in games which the Company intends to develop, manufacture and market.

Under an agreement with Quick Silver Development Co. Inc ("Quick Silver"), a California corporation, the Company purchased the Patent and Technology for a game concept entitled "Revolving Rings Gaming Apparatus", for a purchase price of $50,000. The Company will also pay a per day game fee to Quick Silver for gaming devices embodying the Patent technology and placed in locations under participation agreements between the location and the Company. The per day game fees will vary based upon the number of games placed and are subject to regulatory approval.

The Company purchased rights to a game concept developed by Vista Gaming ("Vista"), a Colorado corporation, for a purchase price of $100,000. The Company will also pay game fees to Vista for gaming devices embodying the game concept sold or placed in locations under participation agreements between the location and the Company. The game fees will vary based upon the number of games placed and are subject to regulatory approval.

The Company purchased rights to intellectual property related to two game concepts developed by Gametronics for a purchase price of $500,000. A note receivable from Gametronics in the amount of $400,000 was converted and applied toward payment of the purchase price. The Company will also pay game fees to Gametronics for gaming devices embodying the game concept sold or placed in locations under participation agreements between the location and the Company. The game fees for sold games will be at a fixed fee and per day games fees for games placed under participation agreements will vary based upon the number of games placed and are subject to regulatory approval. The rights acquired allow the Company to develop, manufacture, market and distribute the games in Nevada and Mississippi.

Under a purchase agreement with Metropolitan Gaming LLC ("Metropolitan"), the Company purchased a sublicense for rights to use three dimensional projection technology in one if its gaming machine products, for a purchase price of $75,000. The Company will also pay a per day signage technology fee to Metropolitan for gaming devices embodying the technology and placed in locations under participation agreements between the location and the Company. The per game signage technology fees will vary based upon the total number of games placed utilizing the three dimensional projection technology and are subject to regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was formed in 1991 to develop, manufacture, market and distribute group participation and other specialty gaming machines. The Company presently manufactures, distributes and markets electronic blackjack (including progressive blackjack), craps, roulette and Bonus StreakTM machines to gaming markets worldwide. Since inception, the Company has focused most of its resources on the regulatory approval process and the sale and installation of its machines and the development of other products.

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

The Company is continuing expansion of its customer markets by submitting applications for licensing in key jurisdictions and, where licensed, submitting its products for technical approval. In May 1998, the Company submitted an application to the New Jersey Casino Control Commission for a casino service industry license. Also in May 1998, the Company submitted its Bonus Streak specialty game to the Mississippi Gaming Commission Lab for technical review. The Company has also submitted gaming supplier registration applications in major Canadian markets and appointed a sales agent for British Columbia, Ontario, Quebec, Alberta and the Atlantic Provinces. In July 1998, the Company's Lightning Strike Roulette game received technical approval from the Quebec Gaming Laboratory. The game was subsequently placed on field trial at one of the Quebec casinos operated by the casino operating arm of Loto Quebec. Also in July 1998, a temporary license was granted in Alberta pending review of the application for a permanent license and the Company's Bonus Streak games were placed on field trial by the Alberta Gaming and Liquor Commission. The Company is also pursuing expansion in Native American markets and, in October 1998, was approved to sell its gaming products to two Iowa Native American tribes.

In November 1998, the Company, in a letter to shareholders, reviewed its continuing efforts to improve the Company's performance in light of the gaming industry downturn and the related lower than expected sales of the Company's multi-play games. The plan includes broadening the Company's product base to include several less expensive, new single player specialty games that will return higher margins and increase sales revenues. The Company has already acquired rights to technology and game concepts for several new games including Mystic Reels, Revolving Rings and a new video slot product incorporating five reel, multi-line, multi-coin games. The Company is also negotiating an agreement to manufacture a 9 reel, spinning reel game with eight pay lines and the ability to bet up to 32 coins. Additionally, the Company's new state of the art PC based gaming platform will allow the Company to program new games quickly, and at a reduced time, cost and product cycle risk compared to most current machines. In addition, the Company announced that it has retained a New York investment-banking firm to assist in identifying opportunities for strategic alliances, joint ventures, and possible mergers/acquisitions.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

For the three months ended September 30, 1998, the Company recorded a pretax loss attributable to Common Stock shareholders of $1,888,000, or $.25 per share compared to a profit of $40,000, or $.01 per share for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company recorded a pretax loss attributable to Common Stock shareholders of $2,824,000, or $.37 per share compared to a loss of $3,073,000, or $.47 per share for the nine months ended September 30, 1997. The loss attributable to common shareholders for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997- CONTINUED


each period included adjustments for preferred stock accretion and preferred stock dividends. In the quarter ended September 30, 1998, the Company, in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", recorded a $720,000 provision for income taxes representing a valuation allowance related to a deferred tax asset, which resulted in a net loss attributable to Common Stock shareholders of $.35 and $.47 per share for the three and nine month periods ended September 30, 1998, respectively. The operating loss in the third quarter 1998 was primarily attributable to low sales volume and gross profit and increased expenses incurred related to the Company's continuing efforts to develop/enhance and license its products.

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended September 30, 1998, were $1,169,000 compared to $3,873,000 recorded in the quarter ended September 30, 1997. Total sales for the nine months ended September 30, 1998 were $7,373,000 compared to $5,423,000 recorded in the nine months ended September 30, 1997. The table below summarizes product sales by geographic region for the three and nine month periods ended September 30, 1998 and 1997.

                             Three Months Ended       Nine Months Ended
                             ------------------       ------------------
Region of sales              9/30/98    9/30/97       9/30/98    9/30/97
---------------              -------    -------       -------    -------
  Australia                     11         40            83         54
  Europe                         1          1            12         10
  Nevada                         2          -            13          -
  Other U.S.                     -         21            30         22
                              ----       ----          ----       ----
    Total                       14         62           138         86
                              ====       ====          ====       ====

                 Sales to Australia and Europe were made to the
                   Company's distributors for those regions.



Sales will continue to be volatile until, among other things, the Company's products are accepted by the market place and new jurisdictional licenses and/or distribution agreements are obtained. In addition, the Company believes that sales to its Australian distributor will continue to account for a significant portion of the Company's 1998 sales. Disruption in sales to this distributor could have a material adverse affect on the Company's financial position and 1998 results of operations and cash flows.

The Company also recognized lease/participation revenues in 1998 attributable to placement of games in Colorado and Nevada casinos, subsequent to receiving regulatory approval in those jurisdictions in the first half of 1997. In Nevada, game placements under lease/participation agreements have been slower than originally expected due to increasing customer resistance with participation arrangements. The Company has expanded its marketing strategy in Nevada to attract a greater number of casino operators by also offering its games for sale. To date, game placements in Nevada have been fewer than anticipated by management.

The Company recorded a negative gross margin for the third quarter of 1998 compared to a gross margin 39.2% for the third quarter of 1997. The gross margin for the nine months ended September 30, 1998 was 22.4% compared to 31.6% for the nine months ended September 30, 1997. The lower gross margin in 1998 was primarily due to unabsorbed labor and overhead costs attributable to low production volume in the third quarter 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

               RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30,
                                1997 - CONTINUED

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended September 30, 1998 was $1,713,000 compared to $1,240,000 for the three months ended September 30, 1997. This increase in expense was due primarily to an increased investment in engineering and development costs for new product development and incentive payments and service costs. Additionally, in the prior year period reserves for bad debts were reduced. Selling, general and administrative expense for the nine months ended September 30, 1998 was $4,227,000 compared to $4,066,000 for the nine months ended September 30, 1997. This expense increase is primarily attributable to higher expenditures for product engineering and development.

INTEREST INCOME

In the quarter ended September 30, 1998, net interest income was $33,000 compared to $48,000 in the quarter ended September 30, 1997. In the nine months ended September 30, 1998, net interest income was $83,000 compared to $225,000 in the nine months ended September 30, 1997. The decrease in net interest income was due to a decrease in investments in interest bearing accounts and interest expense incurred on increased debt.

PROVISION FOR INCOME TAXES

In accordance with Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes"- (SFAS No. 109), the Company recorded a $720,000 provision for income taxes during the quarter ended September 30, 1998 to provide a full valuation allowance on its deferred tax asset. As required by SFAS No. 109, and taking into consideration past losses, the Company recorded the additional valuation reserve.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $15,993,000 as of September 30, 1998. Due to weaker than expected demand for the Company's current products, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. The Company believes that it will be difficult to achieve profitability in the fourth quarter of 1998 and the first quarter of 1999. Future results are highly dependent on the Company's ability to, among other things, adequately finance and develop new products, obtain the necessary licenses and/or product approvals in various jurisdictions in order to expand its market base, and customer acceptance of its existing and new products. There can be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process. Due to the unique nature and prices of the Company's products, it is difficult to predict the appropriate selling cycle time frame involved in each new jurisdiction. Operating results are also affected by seasonal factors in certain markets, cycles of casino expansions and equipment replacements, changing technology and the expansion or addition of gaming markets. Additionally, the Company will require additional capital to manufacture and distribute new products.

As a result of these and other factors, the Company expects quarterly results to be volatile until the Company's products are accepted by the market place and licenses and approvals are obtained in certain major gaming markets. The Company has experienced delays in acquiring certain gaming licenses and/or product approvals in key jurisdictions. Future sales and earnings levels are expected to continue to be negatively impacted until, among other things, approvals are received in new jurisdictions and the Company's products are accepted by the market place. The Company has applied to be licensed in various jurisdictions, both foreign and domestic, which allow gaming, and has or will apply for technical game approval of its products in such jurisdictions after appropriate licenses have been granted by regulatory authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

In March 1998, Innovative Gaming, Inc., a wholly-owned subsidiary of the Company, entered into a loan commitment securing $2 million from a third party lender. The initial funding of approximately $910,000 was completed on April 13, 1998. The loan is payable in 36 equal installments including interest paid in arrears at a rate of 12.06 percent. This financing is secured by certain of the Company's long-term receivables and a corporate guarantee from IGCA. Additional funding under this arrangement is available through December 1, 1998. The Company's borrowing capacity under this arrangement is dependent upon the level of receivables generated through "bucket sales" agreements. The Company does not anticipate that it will borrow additional amounts under this arrangement.

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000. The Company received net proceeds of approximately $2,804,000 after the payment of fees and expenses associated with such private placement. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion.

Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event that there is Preferred Stock outstanding after the issuance of 1,505,000 shares of Common Stock upon conversion, the Company may either 1) redeem any unconverted Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) convert such unconverted shares without a discount into Common Stock and pay cash to the holder of such unconverted shares equal to the economic value that would have been received by such holder if able to convert at a discount. See Exhibit 4 to the Company's Form 10-Q for the quarter ended March 31, 1998. The Company has the right to redeem the Preferred Stock at 115% of par in cash. As of September 30, 1998, fifty percent (50%) of the Preferred Stock was convertible into Common Stock, at the election of the holder thereof. An additional twenty-five percent (25%) of the Preferred Stock is convertible on October 14,1998, and the remaining (25%) of the Preferred Stock is convertible on November 14, 1998. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on November 13, 1999. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock. As of September 30, 1998, no Preferred Stock had been converted into Common Stock.

A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated May 13, 1998. The effective date of the Registration Statement filed with the Securities and Exchange Commission was September 3, 1998, and all necessary gaming regulatory approvals have been received.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

On June 19, 1998, the Company entered into an agreement loaning $300,000 to a third party gaming equipment developer, Gametronics, Inc. ("Gametronics"), a Canadian corporation. The agreement was subsequently amended and the loan increased to $400,000 on July 20, 1998. Under a subsequent agreement dated October 22, 1998, the loan balance of $400,000 was converted and applied toward the purchase price of certain intellectual property for game concepts developed by Gametronics.

As of September 30, 1998, the Company had a $800,000 standby letter of credit primarily to facilitate acquisition of components and supplies from a foreign vendor. As of September 30, 1998, no amount was outstanding pursuant to this facility. This facility is collateralized by short-term investments of the Company.

The Company had $2,726,000 and $518,000 in cash and cash equivalents as of September 30, 1998 and December 31, 1997, respectively. The Company presently believes that its cash and cash equivalents, restricted investments, and existing debt arrangements will be sufficient to meet the Company's liquidity and capital requirements until second quarter 1999. The Company will require additional capital in order to manufacture and distribute new products. Furthermore, in the event that there is Preferred Stock outstanding after the issuance of the maximum number of shares of Common Stock available to be issued at a discount, the Company will be required to issue cash payment to redeem the unconverted shares. Such payment could have a material adverse affect on the Company's cash position and liquidity. Long-term capital requirements are expected to be fulfilled through cash flows from operations and additional debt and equity financings. No assurance can be given that the Company can obtain, or obtain on terms acceptable to the Company, such additional debt and equity financing. The Company had long-term debt of $964,000 as of September 30, 1998.

YEAR 2000 UPDATE

As of September 30, 1998, the Company continued its assessment to identify and evaluate the risks of the Year 2000 issue. The Company's Year 2000 assessment considered the following: (1) the Company's products; (2) the manufacturing process of the products; (3) the Company's vendors and suppliers of materials utilized in either the Company's gaming machine products or the manufacturing process; (4) the Company's internal business information and accounting systems and (5) the Company's principal customers. To implement its assessment, the Company assigned trained internal staff to monitor and facilitate efficient Year 2000 Compliance. The Company has not utilized third-party consultants to evaluate its Year 2000 readiness.

First, none of the Company's products contain software or embedded microprocessors that are time-sensitive. Second, the Company's manufacturing process is not automated to the extent that any part of the process is computerized or relies upon time-sensitive software. The process of manufacturing the Company's games is largely a mechanical process. Third, the Company is seeking to obtain assurance from its primary material vendors and suppliers to determine the extent which the Company is vulnerable to Year 2000 issues because such vendor or supplier is or may not be Year 2000 compliant.

With respect to the Company's internal business information and accounting systems, the Company has reviewed its financial reporting systems, IT based and otherwise, to ensure that they are Year 2000 compliant. The Company's software vendors have made assurances that their software is either Year 2000 compliant or that timely updates will be made to ensure that such software will be Year 2000 complaint. In the process of reviewing the Company's internal business information and accounting systems, the Company has determined that some of its personal computers utilized by its corporate staff are not Year 2000 compliant and will have to be replaced. The Company presently anticipates that it will replace such computers by mid-1999.

Finally, the Company is in the process of evaluating its customers, including major distributors to determine whether such customers Year 2000 readiness could cause a loss of business that could be material to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


YEAR 2000 UPDATE -CONTINUED

Contingency Plans
The Company has not yet seen the need to develop any widespread contingency plans for the Year 2000 issue, but this will continuously be monitored as the Company gains more information about the compliance programs of its vendors and customers. Given that some risks are beyond the control of the Company, the Company does not believe that it can develop a contingency plan that will totally shield the Company from an economic ripple effect throughout the entire economy should others fail to resolve their own Year 2000 problems.

Cost
Based on the Company's current assessment, the costs of addressing potential Year 2000 problems are not expected to be material or have a material adverse impact on the Company's financial position. The current estimated cost of replacing the Company's five or six corporate personal computers should not exceed $15,000. However, the estimated costs relating to the resolution of the Company's Year 2000 compliance issues cannot be fully and finally determined at this time.

Risks
While the Company fully anticipates achieving Year 2000 compliance well in advance of January 1, 2000, there are certain risks, which exist with respect to the Company's business and the Year 2000. Those risks range from slight delays and inefficiencies in processing data and carrying out accounting and financial functions to the most reasonable likely worst case scenario, extensive and costly inability to process data, provide vital accounting functions and communicate with customers and suppliers. Furthermore, if significant customers or vendors identify Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in material financial risks.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada and Australia. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; ability to obtain additional financing through leasing, equity or other arrangements; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; changes in interest rates causing a reduction of investment income or in the market interest rate sensitive investments; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; the Company's expectations as to achieving year 2000 readiness and the cost of achieving such readiness; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

                                     PART II

                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

     (b)  Reports on Form 8-K

          On October 30, 1998, the Company filed a Form 8-K to report the resignation of its independent accountants.

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


                                        INNOVATIVE GAMING CORPORATION OF AMERICA


                                        /s/ Scott Shackelton
                                        ----------------------------------------
                                        Scott Shackelton
                                        Chief Financial Officer
                                        (Principal Accounting Officer)


Date: November 12, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                    Description
------                    -----------
  27                Financial Data Schedule