Form 10-K405
period 1998-12-31
INNOVATIVE GAMING CORP OF AMERICA
filed 1999-03-31
CIK 897795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO________

                           Commission File No. 0-22482

                    INNOVATIVE GAMING CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

       MINNESOTA                                      41-1713864
(State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

      4750 TURBO CIRCLE
         RENO, NEVADA                                      89502
         ------------                                      -----
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


                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 18, 1999, 7,301,175 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on March 18, 1999, was $7,832,719. For purposes of this computation, affiliates of the Registrant are the Registrant's executive officers and directors and Lakes Gaming, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of the shareholders to be held on May 28, 1999, are incorporated by reference into Items 10 through 13, inclusive.

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

Innovative Gaming Corporation of America ("IGCA") and its wholly owned operating subsidiary, Innovative Gaming, Inc. ("IGI"), together (the "Company"), develop, manufacture, market and distribute multi-station and other specialty gaming machines to regulated gaming markets world-wide. The Company has four primary product lines: multi-player/multi-station video table games; bonus "top box" games that are placed on top of slant top spinning reel slot machines; single player video slot machines incorporating state of the art graphics and sound, and unique specialty gaming machines such as "Mythical Reels(TM)", that projects the slot machine's spinning reels out in front of the box as if spinning in space. The Company also owns the world-wide patent rights to a unique machine that combines elements of roulette play and pinball in a single player machine.

The Company's primary target markets have been gaming jurisdictions in North America, including the states of Arizona, Colorado, Louisiana, Mississippi, Minnesota, Nevada, New Mexico, North Carolina and South Carolina, and through distributors in Europe and Australia. In the first quarter of 1997, the Company's multi-station blackjack, roulette and craps games were approved in Nevada. In the third quarter of 1997, the multi-station blackjack and roulette games received interim approval for use in the club market of New South Wales, Australia. Subsequent to receiving such approval, the Company's Australian distributor commenced marketing the Company's products. Throughout 1997 and 1998, the Company continued to expand its markets by obtaining gaming licenses in several jurisdictions such as Colorado, and certain Iowa and New Mexico Native American jurisdictions. The Company has submitted and has pending applications in Connecticut, New Jersey and South Dakota. The Company has received a temporary permit from the Iowa Racing and Gaming Commission, effective April 1, 1999. Previously registered with Quebec and the Atlantic Lottery Corporation, the Company has obtained approval to sell gaming devices in Alberta, Manitoba, Saskatchewan and has applications pending in British Columbia and Ontario. Also in 1998, the Company's Bonus Streak(TM) game received approval in Mississippi and its Mythical Reels (TM) game received approval in Nevada, Louisiana, Colorado, Arizona, New Mexico, and Alberta, Canada. The Company is in the process of obtaining technical game approval of its products in Canada and France. In February 1999, the Company submitted its single player video slot machine to the Nevada Gaming Control Board for approval. The initial Mythical Reels game was installed in Caesar's Palace and Luxor, Las Vegas, in March 1999.

The Company distributes its products directly and through distributors, primarily on a cash sales basis. In Nevada, through its internal sales force, the Company places its products under lease, sales (cash or extended payment terms) or participation agreements. Under participation agreements the Company retains ownership and shares in the net win of the games with the casino. In Colorado, the Company sells or leases its products through its distributor.

The Company believes that its gaming machines will appeal to casinos/clubs, lotteries and slot route operators seeking to enhance the entertainment experience by providing new and unique forms of gaming.

BUSINESS STRATEGY

The Company's strategy is to develop and maintain a competitive advantage by focusing on two key elements: (a) exercising sufficient control over the development and manufacturing process to enable quick reaction to the ever shortening game replacement life cycle; and (b) concentrating efforts on specialty gaming machines that are protected by patents or other property rights to maintain an exclusive or dominant position in the market.

An important added element to the Company's strategy in the Nevada market is to offer machine financing alternatives that address the controversial "participation agreements" currently opposed by most major casino operators. The Company was one of the first to respond to casino operator concerns and offer our specialty machines for sale and/or fixed term participation basis.

PRODUCTS

The Company has four primary product lines: multi-player/multi-station video table games; bonus "top box" games that are placed on top of slant top spinning reel slot machines; single player video slot machines incorporating state of the art graphics and sound, and unique specialty gaming machines such as "Mythical Reels(TM)", that projects the slot machines spinning reels out in front of the box as if spinning in space. The Company also owns the world-wide patent rights to a unique machine that combines elements of roulette play and pinball in a single player machine.

MULTI-PLAYER/MULTI-STATION VIDEO TABLE GAMES

BJ BLITZ(TM) AND LIVE VIDEO BLACKJACK(R) are electronic audio/video multi-player blackjack games. Each blackjack machine consists of a central "dealer" and three or five "player" stations that face the dealer in a semicircle, in the same configuration as a live action blackjack table. The dealer and each player station have video display screens. The dealer screen displays the cards as they are shuffled and dealt, and the dealer's hand. The electronic dealer directs the action with spoken instructions, and indicators flash on the video display screen of the player whose turn it is to bet. Each player station has lighted controls that the players can push to hit, stand, bet, double down, split or buy insurance. Between games, players can also push buttons to display the rules and the odds. The machines incorporate electronically generated voices, sound effects, lights and music into the game. A "21 Stud" game is offered by the Company on the blackjack game platform. "21 Stud" is an automated blackjack game with a stud poker game player option. At the end of each hand of blackjack, the player has a chance at additional awards according to a five-card poker hand completed from the dealer's original hand. These blackjack games accounted for an aggregate of 40% of sales in 1998, 49% in 1997 and 14% in 1996.

HOT SHOT DICE(TM) AND LIVE VIDEO CRAPS(R) are electronic craps machines management believes are the first entirely electronic multi-player video craps games in the world, which consist of a rectangular table that is approximately half the size of a live action craps table, with a lighted canopy. Each table accommodates six players, two on each side, and one at each end. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a craps table top. Each player has a hand-sized trackball that the player rotates with his palm to roll the dice. The trackball also controls a video "hand" that the player moves around the playing field to place his bet of video "chips" in the appropriate spot. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly-colored video hand and chips. The video rolling dice are superimposed on the playing field and the roll of the dice responds to the force and direction with which the player spins the track ball. The game incorporates sound effects such as rolling dice, and visual effects such as a croupier rake that wipes away chips, in addition to electronically-generated voices, music and flashing lights. These electronic craps games accounted for an aggregate of 0% of sales in 1998, 5% in 1997 and 7% in 1996.

LIGHTNING STRIKE(TM) ROULETTE AND LIVE VIDEO ROULETTE(R) are roulette machines that management believes are the first entirely electronic multi-player video roulette games in the world, which consist of a rectangular table that is approximately half the size of a live action roulette table. The table accommodates five players, two on each side and an additional player at one end. The other end of the table has a stand-up cabinet that incorporates a 29-inch video monitor that employs what the Company believes is the most advanced computer graphics available in the industry today. On the top of the cabinet, a simulated roulette wheel is displayed that incorporates rotating lights coordinated with the play of the game. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a roulette table betting field. Each player has a hand-sized trackball that the player rotates with his palm to control a video hand that the player moves around the playing field to place his bet of video "chips" in the appropriate spot. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly colored video hand and chips. The cabinet video monitor displays sharp, 3 dimensional graphics of rotating dealers, roulette wheel action, betting, instructional game play features, and game summary data. These roulette games accounted for an aggregate of 38% of sales in 1998, 38% in 1997 and 70% in 1996.

BONUS "TOPBOX" GAMES

BONUS STREAK is used in conjunction with a slant top spinning reel slot machine. The video bonus game was the first in the industry to utilize the active, high resolution LCD display. When players catch the Bonus Streak symbol on the reel slot, they qualify for bonus play. Currently the Company markets two such bonus games, the Bonus Streak game and the Cascade of Diamonds(TM) game. The Bonus Streak game starts with a display of 7 cards dealt face up on the LCD display. If there are any matching cards (two 4's, two jacks, etc.), bonus play ends and the player receives a first level award. If there are no matching cards, the player advances to the next award level. Play continues to subsequent award levels until there is a match or 13 unique cards are displayed, at which time the top bonus jackpot is awarded. The bonus game "Cascade of Diamonds" starts after qualifying for bonus action, with a jewel box appearing on the LCD display. When the player presses a button, nine diamonds fall from above, some landing in the box and some not. The player is awarded for the number of diamonds in the jewel box, with nine being the top award.

The Bonus Streak game has been approved in the gaming jurisdictions of Nevada, Mississippi, Louisiana and Colorado. The Company sells Bonus Streak to gaming locations under cash or extended payment terms, and, in Nevada, may also place them on a participation basis wherein the Company will receive a percentage of the games' net win at percentages similar to those received by other specialty game suppliers. This participation amount will be shared with the manufacturer of the slant top spinning reel slot machine. Under this agreement with IGT, a wholly-owned subsidiary of International Game Technology, as the supplier of the slant top slot machines, the Company shares equally in the net revenues received from the locations under participation agreements until IGT receives its sales price, after which the Company receives 90% and IGT receives 10% of the net revenues. If the Company sells Bonus Streak games under either cash or extended payment terms, IGCA must purchase the slant top spinning reel slot machines from IGT.

SINGLE PLAYER VIDEO SLOT MACHINES

This new series of slot machines incorporates a unique PC platform. The operating system and software provide what the Company believes is very powerful performance and excellent cost advantages over traditional operating systems. Its modular software structure enables rapid development of new game personalities without affecting basic machine functions. This quick game development capability overcomes a current video slot problem, in that the games are not easily modified/customized as required by most customers. Various game theme options will be available utilizing this new platform. The Company has initiated efforts for patent protection on several elements of this new platform.

UNIQUE SPECIALTY GAMES

MYTHICAL REELS is a spinning reels slot machine in an oversized or "mini-bertha" cabinet. The spinning reels appear to float in space and are so real in appearance that viewers feel that they can reach out and touch them. The Mythical Reels machine is based on electronic equipment and internal hardware which is already approved in most gaming jurisdictions worldwide. The image projected uses High Definition Volumetric Display (HDVD) technology, for which the Company has acquired sole rights for use in its gaming devices. The Company placed its first Mythical Reels games in Caesar's Palace and Luxor, Las Vegas, Nevada in March 1999. There can be no assurance that this game will be accepted by customers.

REVOLVING RINGS(TM): This new product currently under development incorporates a patented entirely different operational concept from any other known gaming devices. The machine contains three horizontal, concentric, counter-rotating rings. Each ring surface incorporates a certain number of holes and spaces. Game play is initiated by the customer who pushes a button which ejects a ball onto the playing field. The ball travels around the circumference of the outer ring, much like the play on a roulette game. A stop device kicks the ball onto the rotating surface of the first ring where it may or may not drop into one of the holes. If the ball does not fall into a hole on the first ring, it will continue rolling onto the second counter-rotating ring where it may or may not drop into a hole. These holes are designated as winners and non-winners. If the ball proceeds past the first and second rings without dropping into a hole, it will roll onto the third and final ring where all holes are winners. This device incorporates the excitement of playing both roulette and pinball.

MANUFACTURING AND SUPPLY ARRANGEMENTS

The Company's primary products are assembled at its production facility in Reno, Nevada, utilizing various parts and components from a large base of vendors. On February 2, 1996, the Company negotiated fixed pricing for a minimum of two years for specific electronic components with its Japanese suppliers in its efforts to reduce product cost. Deliveries scheduled under this agreement were extended through mid 1999. With certain electronic parts solidified by contract, the Company is utilizing a more domestic base of vendors for the balance of components to reduce the reliance on exchange rate sensitivities and to negotiate more competitive prices on required components. Except for certain electronic components purchased from the Japanese vendor, the Company has identified alternate sources of supply for significant parts and components should any of its current vendors fail to meet order requirements by the Company.

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

IGCA(R), BJ Blitz(TM), Hot Shot Dice(TM), Lightning Strike Roulette(TM), Live Video Blackjack(R), Live Video Craps(R), Live Video Roulette(R), Bonus Streak(TM), Cascade of Diamonds(TM), Mythical Reels(TM) and Supersuits(R) are all trademarks of Innovative Gaming Corporation of America. The Company has either Federally registered or applied for Federal registration of these trademarks. In November 1997, IGCA received notification that it was granted a Trademark and Design registration for Lightning Strike Roulette in Australia.

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

DISTRIBUTORSHIP AND SALES AGENCY ARRANGEMENTS

The Company distributes and/or anticipates to distribute its products both directly to gaming markets and through licensed distributors. In certain jurisdictions the Company may use an existing licensed distributor to sell its products pursuant to any necessary Tribal or regulatory transaction approvals.

In February 1996, the Company entered into an exclusive distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia for the marketing and distribution of games in Australia, New Zealand, Papua New Guinea, Taiwan, New Caledonia, Malaysia, the Philippines and Singapore (hereinafter "Australasia"). The Company granted Aristocrat an initial five-year exclusive license expiring February 2001 to distribute its blackjack, craps and roulette games to all legalized Australasia video gaming jurisdictions. Pursuant to such agreement, the Company agreed to sell its games at discounted distributor's pricing in exchange for a minimum purchase quantity of 100 units per year. Aristocrat commenced marketing the Company's blackjack, and roulette games subsequent to obtaining technical approval from New South Wales, Australia gaming authorities in September 1997. Pursuant to this agreement, the Company sold an aggregate of 99 games in 1997 and 86 games in 1998. Due to the declining multi-player game sales in their territory, the Company's sales to this distributor declined in the third and particularly fourth quarters of 1998, and the Company has not forecasted sales to this customer in 1999.

In March 1996, the Company entered into exclusive agreements with Ludi S.F.M. and with S.A.M. Eurusa for the exclusive distribution of the Company's games in France, Monaco, Morocco, Tunisia and Italy. Ludi and Eurusa are affiliated entities. Under such agreement, Ludi and Eurusa have been granted three-year exclusive licenses, expiring March 1999, to distribute the Company's blackjack, craps and roulette games, subsequent to any and all regulatory approvals. These agreements may be renewed for successive one-year terms upon the agreement of the parties and on the terms and conditions set forth in the distribution agreements or such other terms and conditions as the parties may agree and may be terminated by either party under certain circumstances. Pursuant to the agreement, the Company has agreed to sell its games to Ludi and Eurusa at the Company's then current retail price less a distributor's discount. No sales have been made under this agreement through December 31, 1998.

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

In March 1998, the Company entered into a business consulting agreement with Jean D. Leclair and the Leclair Group ("Consultant"), under which the Consultant provides business consulting services to the Company in Quebec, Canada. Additionally, the Consultant may also assist the Company in securing agreements for the purchase of the Company's products in Quebec and Atlantic Canada. For services to the Company in securing agreements for the purchase of the Company's products, the Consultant will be paid a commission for game sales acquired with Loto Quebec and the Atlantic Lottery Corporation. This agreement is for an initial period of one year, with provision for renewal on a month to month basis upon mutual written agreement.

In May 1998, the Company entered into a one-year exclusive agency agreement with Bill Engle, an individual. Under the agreement, the agent represents the Company's products for sale in the Canadian provinces of British Columbia, Ontario, Nova Scotia (for casino customers only), Saskatchewan, Alberta and Manitoba. The agent receives a commission equal to the difference between the amount received for sales initiated by the agent and prices stated in the agreement for each product. This agreement may be renewed for up to two successive one-year terms upon the agreement of the parties and on the terms and conditions set forth in the agency agreement.

In December 1998, the Company entered into a three-year exclusive agreement with DGS, Inc. ("DGS") for the distribution and service of the Company's blackjack and 21 Stud products in South Carolina. The Company and DGS will negotiate minimum sales targets for each year of the agreement. If DGS fails to purchase for resale the minimum number of units in any contract year, the Company may give notice to terminate the agreement. This agreement provides for automatic renewal annually after the original term, up to a total of eight years, and may be terminated by either party under certain circumstances.

The Company has submitted its applications for licensure in New Jersey and Connecticut, and will apply for approval of its various games. Once the Company is able to sell product in these jurisdictions, it will be represented by Par 4 ("Agent") under terms of a two-year exclusive agency agreement entered into in January 1999. Under the agreement, the agent represents certain of the Company's products for sale in Atlantic City, New Jersey and Connecticut. The Company and Agent will negotiate minimum sales targets for each year of the agreement. If Agent fails to obtain sales orders for at least 75 percent of the target number of units in any contract year, the Company may give notice to terminate the agreement. This agreement provides for automatic renewal annually after the original term and may be terminated by either party under certain circumstances.

SIGNIFICANT CUSTOMERS

During fiscal 1998, a substantial portion of the Company's sales were to one customer, Aristocrat Leisure Industries, which accounted for 54.1% of sales. Such customer accounted for 48.4% of sales in fiscal 1997. Due to the declining multi-player game sales in their territory, the Company's sales to this distributor declined in the third and particularly fourth quarters of 1998, and the Company has not forecasted sales to this customer in 1999. No other single customer accounted for 10% or more of sales. Sales to Lakes Gaming, Inc.("LGI") accounted for less than 1% of sales in fiscal years 1998 and 1997. In addition to providing the Company the opportunity for quantity sales of its products, these agreements provided the Company with initial market and beta test sites for its products, as well as operational and performance data. The Company sold six Bonus Streak games, minimal parts sales and no video gaming machine sales to LGI during 1998.

COMPETITION

Many gaming equipment companies, several of which are large and well-established, supply the casino and video lottery industries with video gaming machines and other gaming equipment. Management believes that Aristocrat, Alliance Gaming, International Game Technology and WMS Industries are among the largest and most-established gaming machine suppliers. Management believes that none of these companies currently offer video gaming machines that are similar to the Company's multi-station products. However, Sigma Games distributes a multi-player horserace game. There can be no assurance that these competitors, or another competitor, will not develop gaming machines that are similar to the Company's gaming machines in the future. Furthermore, the Company is developing games for the intensely competitive single player game market. There can be no assurance that any single player games developed by the Company will be accepted in such competitive markets.

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

The licensing and approval process can take several months. Delays or failure to obtain licenses can have a material adverse effect on the Company.

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

UNITED STATES CODE SECTION 81 - Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of Section 81 will be void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture.

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

NEW JERSEY

The manufacture and distribution of slot machines and casino gaming activities in New Jersey are subject to extensive state regulation under the New Jersey Casino Control Act, N.J.S.A. 5:12-1 et seq. (the "New Jersey Act"). The New Jersey Act created the New Jersey Casino Control Commission ("New Jersey Commission"), which is authorized to decide all license applications and other matters and to promulgate regulations. The New Jersey Act also created the New Jersey Division of Gaming Enforcement (the "New Jersey Division"), which is authorized to investigate all license applications, make recommendations to the New Jersey Commission, and prosecute violations of the New Jersey Act. The New Jersey Act requires any manufacturer or distributor of slot machines to be licensed as a gaming related casino service industry ("CSI") by the New Jersey Commission prior to transacting any business with a casino. The Company's wholly-owned subsidiary, Innovative Gaming, Inc. ("IGI"), has filed an application for a CSI license, but it has not yet been deemed complete by the New Jersey Commission.

In order for the requisite CSI license to be issued to IGI and maintained, the Company's and IGI's officers, directors and key employees and all beneficial owners of five percent (5%) or more of the Company's Common Stock must be found qualified by the New Jersey Commission after an investigation by the New Jersey Division. In order to be found qualified, the Company and IGI, its officers, directors, key employees and five percent (5%) or greater shareholders must demonstrate by clear and convincing evidence their good character, honesty and integrity, and their financial stability, integrity and responsibility. However, "institutional investors" (as defined in the New Jersey Act) holding five percent (5%) or more of the shares of the Company may be granted a waiver of the requirement to be found qualified by the New Jersey Commission. Any other shareholder or other person associated with the Company or IGI whom the New Jersey Commission deems appropriate, in its discretion, is also required to be qualified. If a person is required to and fails to submit for qualification or submits for qualification and is found disqualified by the New Jersey Commission, the New Jersey Commission may prohibit casinos in New Jersey from doing business with the Company and IGI.

The New Jersey Commission may permit a company to transact business with a casino prior to licensure if the company has filed a complete application for CSI licensure and the New Jersey Division does not object to the transaction. A request for permission to conduct a business transaction with a casino prior to CSI licensure may be made 30 days after the filing of a complete CSI license application with New Jersey Commission.

A CSI license is issued for an initial period of two years and is thereafter renewable for four year periods. There is no guarantee that IGI will be granted an initial license or that, following the issuance of an initial CSI license or any renewal thereof, IGI will continue to be granted renewals of the license. Additionally, upon application of the New Jersey Division, the New Jersey Commission may at any time review any license issued by it and determine to suspend, revoke or place conditions on such license.

In addition to the required CSI license, the gaming equipment manufactured, distributed or sold by IGI to New Jersey casinos is subject to a technical examination by the New Jersey Division and approval by the New Jersey Commission for, at a minimum, quality, design, integrity, fairness, honesty and suitability. The review process includes the submission of a model of the machine to the New Jersey Division for testing, examination and analysis. Prior to a decision by the New Jersey Commission to approve a particular model of machine, it may require up to a 60 day trial period to test the machine in a casino. During the trial period, the manufacturer or distributor of the machine shall not be entitled to receive revenue of any kind whatsoever. Once a model is approved by the New Jersey Commission, all machines of that model placed in operation in casinos shall operate in conformity with the model approved by the New Jersey Commission. Any changes in the design, function or operation of the machine are subject to prior approval by the New Jersey Commission, after testing by the New Jersey Division.

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

CERTAIN FACTORS

In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, such as regulation, competition and dependence on significant customers, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

SHORT-TERM LIQUIDITY AND NEED FOR ADDITIONAL FINANCING - As of March 30, 1999, the Company had cash and cash equivalents of approximately $650,000. Management believes, assuming it can achieve its sales forecasts which exceed current sales rates, it will have sufficient cash to fund operations through mid 1999. However, if sales remain at or below their current levels and the Company does not reduce its operative expenses consistent with its sales level, operations will only be funded into May 1999. Management has taken certain steps to address its short-term liquidity and cash flow requirements by entering into a loan commitment to borrow approximately $675,000, on a secured basis, from a third party lender in late March 1999 in addition to attempting to control costs through inventory reductions and other measures. The Company anticipates closing on this loan in early April 1999. With this financing the Company estimates that its current level of cash and anticipated funds from operations, which assumes market acceptance of new games (which cannot be assured), would be adequate to fund cash requirements through 1999. No assurance can be given that this loan will close on a timely basis, if at all, or on the terms contained in the loan commitment letter with such lender. Failure to close on this loan in a timely basis could have a material adverse effect on the Company. In the absence of alternative financing, the Company would have to consider significantly reducing operations, in addition to liquidating all or a portion of the Company's assets. To the extent that the Company does significantly reduce operations, it would have a material adverse effect on the Company's ability to meet its short term revenue projections and would negatively impact the ability to obtain additional financing. Furthermore, to the extent that the Company's revenues are less than anticipated, the Company may require additional short-term financing in 1999.

Because of fluctuating limited sales and an extensive research and development program on a new game platform and games, the Company has experienced negative cash flow from operations of $2.1 million, $7.5 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's ability to execute its long-term business strategy also depends to a significant degree on its ability to finance the development, marketing and production of its new products. There can be no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company, if such need arises. Any new investors may seek and obtain substantially better terms than were granted to its present investors and the issuance of such securities would result in dilution to its existing shareholders.

PREFERRED STOCK DILUTION AND RISK OF CASH REDEMPTION - In order to meet its research and development, marketing and licensing capital requirements, the Company issued $3 million in Series B Convertible Preferred Stock (the "Preferred Stock") to an institutional investor in May 1998. The Preferred Stock is convertible into the Company's Common Stock at a conversion price equal to 91% of the average of the lowest three consecutive day closing bid price over the 20 day period prior to conversion. The Preferred Stock terms presently prohibit issuing more than 1,505,000 shares of Common Stock at a discount and also limit the ability of the holder to convert if, following the conversion, such holder would own in excess of 4.9% of the Company's Common Stock. Additionally, to the extent that a holder is unable to convert the Preferred Stock to Common Stock, such holder's Preferred Stock must be redeemed for either
a) cash or b) Common Stock that is not issued at a discount in addition to cash.

Through March 30, 1999, $2.85 million of Preferred Stock had not yet been converted into the Company's Common Stock. As of March 30, 1999, the Company also had cash and cash equivalents of approximately $650,000. If the holders of the Company's Preferred Stock were to attempt to convert on such date, the Company would be required to issue 1,339,036 shares of Common Stock at $.91 per share (91% of the closing sales price on such date), and issue 438,652 shares of Common Stock at $3.375 (the closing sales price of the Company's Common Stock on the date the Preferred Stock was issued) and pay approximately $1.1 million to the holders of the unconverted Preferred Stock pursuant to the present terms of the Preferred Stock. The Company and the holders of the Preferred Stock have been negotiating revised Preferred Stock terms to eliminate the cash redemption feature of the present Preferred Stock terms. No assurance can be given that the Company will be able to eliminate the cash redemption feature or otherwise obtain more favorable Preferred Stock terms. Such revised terms could be very dilutive to the Company's present Common Stock shareholders. Any attempted conversion of Preferred Stock could have a significant material adverse effect on the Company if no alternative arrangements could be reached with the Company's holders of Preferred Stock. The material adverse effects which could occur include, but are not limited to: liquidation of all or part of the Company's assets or sale of additional Common Stock at a discount.

LACK OF PROFITABILITY - The Company has had losses of $5.4 million in fiscal 1998, $2.9 million in fiscal 1997, and $6.2 million in fiscal 1996. The Company has not had a profitable quarter since the fourth quarter of fiscal 1997 and does not expect to be profitable until the second quarter of fiscal 1999 at the earliest, if at all.

DEVELOPMENT RISKS - Although the Company was formed in 1991, the Company continues to face the risks, expenses and difficulties frequently encountered by new and expanding businesses, including, but not limited to, negative cash flow, initial high development costs of new products without corresponding sales pending receipt of corporate and product regulatory approvals and market introduction and acceptance of new products. There is no assurance that the Company's products will be accepted in the marketplace and that regulatory approvals will be obtained.

PRODUCT ACCEPTANCE - The Company's success as a gaming machine manufacturer and supplier is dependent upon numerous factors, including its ability to design, manufacture, market and service gaming machines that achieve player and casino acceptance while maintaining product quality and acceptable margins and to compete against gaming machine suppliers with greater financial resources, name recognition and established service networks and customer relationships. To date, the sales of the Company's multi-player games have been significantly lower than anticipated by the Company. In order to diversify and expand sales, the Company has begun licensing, marketing and selling single player games such as Bonus Streak and Mythical Reels. Additionally, the Company has begun the development of other single player games such as Revolving Rings. There can be no assurance that such single player games will be accepted by the market. The Company believes that it will need to develop gaming machines that offer technological advantages or unique entertainment features in order for the Company to be able to compete effectively in the gaming machine market.

DEPENDENCE ON CUSTOMERS

During 1998, a substantial portion of the Company's sales were to one customer, Aristocrat Leisure Industries ("Aristocrat") an Australian-based distributor, which accounted for approximately 54% of sales. Due to the declining multi-player game sales in their territory, the Company's sales to this distributor declined in 1998, and the Company has not forecasted sales to this customer in 1999. Although the Company is attempting to diversify its customer base, no assurance can be given that the Company will be successful in such diversification. The reduction of sales to Aristocrat could have a material adverse impact on the Company if the Company is unable to successfully diversify its customer base.

GOVERNMENT REGULATION

The manufacture and distribution of gaming machines are subject to extensive federal, state, provincial, tribal, international and local regulation. These regulations are constantly changing and evolving, and may permit additional gaming or curtail gaming in various jurisdictions in the future, which may have a material adverse impact on the Company. The Company and its key personnel undergo extensive investigation before each jurisdictional license is issued. The Company's gaming machines are subjected to independent testing and evaluation prior to approval from each jurisdiction in which the Company does business. Generally, regulatory authorities have broad discretion when granting, renewing or revoking such game approvals and licenses. The failure of the Company, any of its key personnel, or its gaming machines to obtain or retain a license in any jurisdiction could have a material adverse effect on the Company or on the ability of the Company, its key personnel, and its gaming machines to obtain or retain required licenses in other jurisdictions. If the Company enters into lease participation agreements under which the Company shares in the revenues generated by gaming machines, the Company may be subject to additional regulation as a gaming operator. Regulatory authorities may require significant shareholders to submit to background investigations and respond to questions from regulatory authorities, and may deny a license or revoke the Company's licenses based upon their findings. See "Regulation", for additional discussion regarding governmental regulation.

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

FACTORS AFFECTING PROFITABILITY AND GROWTH - All of the Company's revenues are derived from the gaming industry. The growth of the Company's business is substantially dependent upon factors that are beyond the control of the Company, including, among others, the pace of development, changes in gaming regulation, expansion and renovation of casinos and other forms of casino gaming in new jurisdictions, and the continued popularity of casino gaming as a leisure activity. The expansion of the gaming industry has slowed in recent years and the continued expansion of gaming markets is dependent upon political, legal and other factors, which are beyond the control of the Company. As a result of these and other factors, there is no assurance of the Company's continued growth or profitability.

DEPENDENCE UPON RELATIONSHIP WITH VENDORS, SUPPLIERS AND DISTRIBUTORS- A significant interruption or delay in the delivery of components from suppliers or the loss of a significant distributor could have a material adverse effect on the Company's results of operations.

PRODUCT PROTECTION - The Company's products are technology-based and as such, the Company faces several intellectual property risks. The Company's business is dependent upon its ability to protect its proprietary software, hardware and other intellectual property. The Company relies primarily on a combination of non-disclosure agreements for its key employees, license agreements with its customers and suppliers and trade secret protection to protect such intellectual property. Despite the Company's precautions, it may be possible for unauthorized parties to copy or to "reverse engineer" certain portions of the Company's products or to obtain and use information that the Company believes is proprietary, Therefore, there is no assurance that precautionary steps taken by the Company in this regard will be adequate to deter misappropriation of its intellectual property or independent third party development of functionally equivalent products or that the Company can meaningfully protect its rights to such proprietary intellectual property.

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

Second, although the Company is not aware of any infringement, the Company may be subject to claims from third parties alleging that the Company has infringed the proprietary intellectual property of such third parties. Such claims could have a material adverse effect on the Company given the costs associated with intellectual property litigation, the potential diversion of Management's resources to litigation and the risk of some injunction or other delay in the offering of the Company's products. See "Business - Intellectual Property" for additional discussion regarding product protection.

REVENUE VOLATILITY - The Company's operating results have varied substantially from quarter to quarter. Revenues in any quarter are substantially dependent on regulatory approval, receipt of orders and delivery and installation in that quarter. Because the Company's staffing and operating expenses are based on anticipated revenue levels, and a high percentage of the Company's costs are fixed, in the short-term, the loss of any one order, or the failure to obtain new orders as existing orders are completed, could have a material adverse effect or cause significant fluctuations in the Company's revenues and cash flow from quarter to quarter.

STOCK PRICE VOLATILITY AND NASDAQ LISTING - The market price of the Company's Common Stock has been highly volatile. In order to maintain its listing on the NASDAQ National Market, the Company must maintain a closing sales price of at least $1.00 per share for a certain period of time. Since January 2, 1999, the Company's Common Stock has traded in the range of $0.81 to $1.44 per share, reaching a low of $0.81 on January 14, 1999. No assurance can be given that the Company's Common Stock will continue to trade above the NASDAQ National Market minimum requirements or that the Company can maintain its NASDAQ National Market listing. If the Company fails to maintain the NASDAQ standards for quotation, the Company's Common Stock could be traded in the over-the-counter market, which would make it more difficult to dispose of, or obtain accurate quotations as to the price of the Company's Common Stock. In addition, the Company could then be subject to certain rules of the Securities and Exchange Commission relating to "penny stocks". Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability of purchasers and broker-dealers to sell the stock in the open market.

DEPENDENCE ON KEY PERSONNEL - The Company is highly dependent upon the personal efforts and abilities of certain key personnel. The loss of the services of any member of management could have a substantial adverse effect on the Company.

UNDESIGNATED STOCK - The Board of Directors, without action by the Company's shareholders, is authorized to designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and to establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of preferred stock and other classes of commons stock that may be issued may be superior to the rights granted to the holders of the Company's Common Stock. Further, the ability of the Board of Directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal regarding the Company, and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of Common Stock.

ITEM 2. PROPERTIES

The Company leases approximately 53,100 square feet of warehouse and office space in Reno, Nevada for its main facility, which includes administrative, sales, manufacturing and warehousing operations. The rent under the lease, which expires in October 2001, was approximately $234,000 in 1998, with provisions for annual rent increases. The Company also leases approximately 2,400 square feet of office and warehouse space in Las Vegas, Nevada for sales and service operations. The rent under the lease, which expires in July 1999, is approximately $26,000 annually.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

EDWARD G. STEVENSON, AGE 52, has been the Chairman of the Board and Chief Executive Officer since June 1998, and served as President of the Company from February 1996 to October 1998. Prior to joining the Company, Mr. Stevenson served as the President and Chief Operating Officer of Little Six, Inc. d/b/a Mystic Lake Casino in Minneapolis, from January 1995 to March 1996. From 1988-1991 and from October 1992 to January 1995, Mr. Stevenson was the President of CMS International/Summit Casinos of Reno, Nevada.

BARRETT V. JOHNSON, AGE 66, joined the Company as Vice President of Engineering in January 1998, and was named President and Chief Operating Officer in October 1998. Prior to joining the Company, Mr. Johnson held the positions of Vice President of Operations and then Director/President of Aristocrat, Inc. from 1993 to 1997. From 1987 to 1993, Mr. Johnson progressed through a variety of positions from Service Technician to General Manager of Universal Distributing of Nevada, Inc. Prior to entering the gaming industry, Mr. Johnson served in the United State Air Force for 30 years.

SCOTT H. SHACKELTON, AGE 49, has been Vice President, Chief Financial Officer and Secretary since June 1996. Prior to joining the Company, Mr. Shackelton served as Vice President, Controller and Treasurer of International Game Technology from December 1981 to May 1996.

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

The following table summarizes the high and low prices per share of the Common Stock for the periods indicated as reported on the NASDAQ SmallCap Market or the NASDAQ National Market:


                                  HIGH              LOW
FYE 12/31/97
First Quarter                    $6.94            $4.75
Second Quarter                    6.00             4.13
Third Quarter                     5.75             4.75
Fourth Quarter                    4.94             2.13

FYE 12/31/98
First Quarter                    $4.38            $2.25
Second Quarter                    4.13             2.25
Third Quarter                     3.88             2.00
Fourth Quarter                    2.00             1.00


The Company has never declared or paid any dividends on its Common Stock, and the Board of Directors presently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

On March 19, 1999, the last reported sale price for the Common Stock was $1.13 per share. As of March 19, 1999, the Company had 110 shareholders of record and approximately 1,800 beneficial shareholders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain consolidated statement of operations, cash flow and balance sheet information for the Company as of and for the years ended December 31, 1998, 1997, 1996 and 1995, and the five months ended December 31, 1994. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of Innovative Gaming Corporation of America and Subsidiary (in thousands except per share data).


                                    For the Year  For the Year   For the Year   For the Year    For the Five
                                        Ended        Ended           Ended          Ended       Months Ended
                                    December 31,  December 31,   December 31,   December 31,    December 31,
                                        1998          1997           1996           1995            1994
                                    ------------  ------------   ------------   ------------    ------------
Statement of operations data:
  Net sales                           $  8,509      $ 10,292       $  2,664       $  6,352       $    470
  Gross profit                           1,375         3,103            529          1,589            199
  Operating loss                        (4,444)       (2,182)        (6,592)        (2,765)        (2,179)
  Net loss                              (5,058)       (1,935)        (6,179)        (2,114)        (1,129)
  Net loss per
     common share                        (0.72)        (0.43)         (0.97)         (0.38)         (0.20)

Cash flow data:
   Cash provided by (used for):
     Operating activities               (2,106)       (7,516)        (2,726)           591         (1,226)
     Investing activities                  (92)          555          3,784         (4,399)        (1,033)
     Financing activities                3,297         4,486          1,038            (87)        (1,044)
   Increase (decrease) in cash
      and cash equivalents               1,099        (2,475)         2,096         (3,895)        (3,303)

Balance sheet data (end of period):
  Cash, cash equivalents and
   available-for-sale securities         1,617           518          5,959          8,749          5,796

  Working capital                       12,100        12,603         11,996         16,039         17,616
  Total assets                          17,093        19,181         15,976         18,929         21,417
  Long-term debt (net of
     current maturities)                   856           509              -              -              5
  Redeemable Preferred Stock                 -             -              -              -            983
  Total stockholders' equity            14,872        17,202         15,450         18,531         19,693

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: customer acceptance of the Company's products, need for additional financing, Preferred Stock conversions, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions and increased competition.

OVERVIEW - The Company was formed in 1991 to develop, manufacture, market and distribute multi-player and other specialty video gaming machines. The Company manufactures, markets and distributes BJ Blitz(TM), Hot Shot Dice(TM), Lightning Strike Roulette(TM), Supersuits Progressive Blackjack(TM) and Bonus Streak(TM) to certain gaming markets worldwide. Since inception, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games. The Company has begun to expand and diversify its product line by developing and marketing single player games such as Bonus Streak and Mythical Reels.

REGULATION - The Company distributes its products both directly to the gaming marketplace and through licensed agents and distributors. The Company is currently licensed and/or has the necessary regulatory approvals as a gaming product manufacturer and distributor in Nevada, Colorado, Mississippi, Louisiana, North Carolina, Minnesota, Iowa, Arizona, certain New Mexico tribal jurisdictions, Quebec and the Atlantic Lottery (four Canadian Maritime provinces). In certain jurisdictions where the Company is licensed, such as Arizona and Colorado, the Company may elect to market its products through a licensed distributor pursuant to any necessary regulatory approvals. In certain jurisdictions where licensure is not required, such as Australia, the Company may use an existing licensed distributor to sell its products pursuant to any necessary regulatory transaction approvals. The Company has obtained approval to sell gaming devices in Alberta, Manitoba, Saskatchewan and has applications pending in British Columbia, Ontario, South Dakota, Connecticut and New Jersey. As of March 1999, technical game approvals are being sought by the Company and/or its distributor in France, Quebec and the Atlantic Lottery. The Company intends to apply for necessary licenses or approvals in other jurisdictions both domestically and internationally where gaming is permitted.

In order to expedite the timing of gaming regulatory approval in certain jurisdictions on a timetable acceptable to Management, the Company in March 1999, redeemed 400,000 shares of Common Stock from another shareholder who beneficially owned in excess of 5% of the Company's outstanding Common Stock in exchange for a four year convertible note and a warrant to purchase 50,000 shares of the Company's Common Stock. See "Common Stock Redemption" and Item 1 - "Business - Regulation."

DISTRIBUTORS - In February 1996, the Company entered into a five-year distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia to exclusively market and distribute the Company's multi-station products in Australia, New Zealand and surrounding gaming markets. Sales to this Australian distributor declined in the third and particularly fourth quarters of 1998, and the Company has not forecasted sales to this customer in 1999. In March 1996, the Company entered into a three-year exclusive distribution agreement with Ludi S.F.M. of France and its related entity Eurusa, to market and distribute the Company's multi-station products to select western European gaming markets. In January 1997, the Company granted a three-year exclusive distribution license to

Vista Gaming Corporation to distribute and service the Company's multi-station blackjack and roulette, and Bonus Streak products in Colorado. In March 1998, the Company entered into a one-year business consulting agreement with Jean D. Leclair and the Leclair Group ("Leclair"). Under the agreement Leclair will, in addition to consulting, assist in securing agreements to for the purchase of the Company's products in Quebec and Atlantic Canada. In May 1998, the Company entered into a one-year exclusive agency agreement with Bill Engle to represent certain of the Company's products for sale in specified provinces of Canada. In December 1998, the Company granted a three-year exclusive distribution license to DGS, Inc. to distribute the Company's multi-station blackjack and 21 Stud products in South Carolina. . In January 1999, the Company granted a two-year exclusive distribution license to Par 4 to distribute certain of the Company's products in Atlantic City, New Jersey and Connecticut, subject to the Company's approval to sell products and approval of its products.

RELATIONSHIP WITH LAKES GAMING, INC. - Lakes Gaming, Inc. ("LGI") (formerly Grand Casinos, Inc.) is in the business of managing and developing casinos. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's multi-station blackjack, craps and roulette games in quantity purchases at distributor level prices. Pursuant to this agreement, the Company has sold 42 blackjack machines, 11 craps machines and 8 roulette machines. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under an agreement between the Company and LGI, used multi-player machines which LGI previously purchased from the Company may be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games may be applied to the purchase of one new Bonus Streak game from the Company and minimum proceeds of $5,000 must be credited to LGI for each game sold by the Company. There are potentially 31 such used multi-player games which LGI may submit the Company for sale under the consignment agreement. Through December 31, 1998, 17 such used multi-player games were submitted to the Company on consignment under this agreement. The Company made no multi-station machine sales to LGI during 1997. The Company sold six Bonus Streak games and no multi-station machines to LGI in 1998.

OTHER - On February 2, 1996, the Company completed the acquisition of all remaining patents, trademarks, copyrights and other intellectual property related to its games from its principal supplier. The Company also signed an agreement to receive discounted pricing on key game components for a two-year period, which is expected to lower its per game manufacturing costs. The Company will receive deliveries under this agreement until July 1999.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997.

For the year ended December 31, 1998, the Company reported a net loss of $5,430,000, or $.72 per share, compared to a net loss of $2,889,000, or $.43 per share, for the year ended December 31, 1997. Results from operations for both years have been adjusted for preferred stock accretion and preferred stock dividends paid. The greater loss in 1998 was primarily due to a decline in revenues and gross profit, a tax provision recorded to provide a full valuation allowance on the Company's deferred tax asset and higher expenses for engineering and product development.

SALES, COST OF SALES AND GROSS PROFIT

Sales decreased to $8,509,000 during the year ended December 31, 1998 compared to $10,292,000 in the year ended December 31, 1997, due to a decrease in multi-station machine sales from 166 in 1997 to 123 in 1998. This decrease was partially offset by an increase in sales of single player Bonus Streak games from 6 in 1997 to 53 in 1998. The following table presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the years ending December 31, 1998 and 1997:

                                     Year ended           Year ended
                                  December 31, 1998    December 31, 1997
                                 -------------------   -----------------
Sales revenue                         $ 8,509,000         $10,292,000
                                      ===========         ===========
Product line:                         Percentage of      Percentage of
                                        revenue:           revenue:
   Multi-player games                          78%               92%
   Single player games                          9%                1%
   Parts sales and other                        8%                4%
   Lease participation                          5%                3%
                                      -----------       -----------
      Total                                   100%              100%
                                      ===========       ===========

The Company was granted technical game approval of its blackjack machine in Colorado and its three multi-player video machines in Nevada in early 1997, allowing the Company to pursue placement of its products in those jurisdictions. In the third quarter of 1997, the Company's multi-station blackjack and roulette games received interim approval for use in the club market of New South Wales, Australia. Subsequent to receiving such approval, the Company's Australian distributor commenced marketing the Company's products in this market. The decline in multi-station machine sales is partially attributable to reduced purchases by this distributor in 1998. A total of 86 machines were sold to this distributor in 1998, with the majority of those sales occurring in the first and second quarters, compared to 99 machines in 1997. Due to the declining multi-player game sales in their territory, sales to this distributor declined, particularly in the third and fourth quarters of 1998, and the Company has not forecasted sales to this customer in 1999. Also contributing to the decreased revenue were sales to a North Carolina casino, which purchased 12 machines in 1998 compared to 30 machines in 1997.

Delays in acquiring required gaming licenses in key gaming jurisdictions have limited the markets available to expand sales of the Company's products in 1998. During 1997 and 1998, the Company has continued its efforts to expand its markets by pursuing licensing in new jurisdictions, however, sales will continue to be volatile until, among other things, the Company obtains new jurisdictional licenses, marketing efforts are successfully completed and products are accepted by the market place.

The Company also recognized lease/participation revenues in 1998 attributable to placement of games in Colorado and Nevada casinos. In Nevada, game placements under lease/participation agreements have been slower than originally expected due to increasing customer resistance with participation arrangements. The Company has expanded its marketing strategy in Nevada to attract a greater number of casino operators by also offering its games for sale. To date, game placements in Nevada have been fewer than anticipated by management.

The gross margin in 1998 was 16.2% compared to 30.1% in 1997. The lower gross margin in 1998 was primarily due to unabsorbed labor and overhead costs attributable to lower production volume in the second half of the year. In the years ended December 31, 1998 and 1997, there were no sales to LGI under their discounted price arrangement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the year ended December 31, 1998 was $5,819,000 compared to $5,285,000 during fiscal year 1997. This increase in expense is primarily attributable to higher expenditures for engineering and development costs for new product development. Expenses also increased for professional fees, particularly legal fees and other costs associated with licensing and product approvals.

INTEREST INCOME

Interest income for the year December 31, 1998 was $106,000 compared to $247,000 for fiscal year 1997. This interest income decrease was due to reduced amounts invested in interest bearing accounts, including interest bearing notes receivable from the sale of product.

PROVISION FOR INCOME TAXES

In accordance with Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes"- (SFAS No. 109), the Company recorded a $720,000 provision for income taxes during the year ended December 31, 1998 to provide a full valuation allowance on its deferred tax asset. As required by SFAS No. 109, and taking into consideration past losses and the ability of the Company to "more likely than not" realize such benefit, the Company recorded the additional valuation reserve.

PREFERRED STOCK ACCRETION ADJUSTMENT

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement (see Note 7 of Notes to Consolidated Financial Statements). The Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the average closing bid price of the Company's Common Stock of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion. The intrinsic value of the beneficial conversion feature was $296,703, which was accreted to Series B Preferred Stock and charged against net income or loss to arrive at net income or loss attributable to common shareholders over the period in which the right to convert the Preferred Stock became vested. The $296,703 value of the beneficial conversion feature was recognized during the second, third and fourth quarters of 1998.

On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share in a private placement (see Note 7 of Notes to Consolidated Financial Statements). The Series A Preferred Stock was convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion. The intrinsic value of the beneficial conversion feature was $878,048, which was accreted to Preferred Stock and charged against net income or loss to arrive at net income or loss attributable to common shareholders over the period in which the right to convert the Preferred Stock became vested. The $878,048 value of the beneficial conversion feature was recognized during the second and third quarters of 1997.

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

SALES, COST OF SALES AND GROSS PROFIT

Sales increased to $10,292,000 during the year ended December 31, 1997 compared to $2,664,000 in the year ended December 31, 1996, due to an increase in unit sales from 33 in 1996 to 172 in 1997. The following table presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the years ending December 31, 1997 and 1996:


                                     Year ended           Year ended
                                  December 31, 1997   December 31, 1996
                                 -------------------   -----------------
Sales revenue                         $10,292,000         $2,664,000
                                      ===========         ==========
Product line:                        Percentage of          Percentage of
                                       revenue:               revenue:
    Multi-player games                    92%                    91%
    Single player games                    1%                    - %
    Parts sales and other                  4%                     9%
    Lease participation                    3%                    - %
                                        ----                    ---
       Total                             100%                   100%
                                        ====                    ===

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

The gross margin in 1997 was 30.1% compared to 19.8% in 1996. The improved gross margin in 1997 is primarily attributable to lower cost of games due to design changes to reduce production costs, purchasing materials domestically at more competitive prices than were previously paid to foreign sources, and increased direct customer sales versus discounted sales to distributors. In 1996, all of the games sold by the Company were to distributors, which generally yield lower gross margins than direct sales. Additionally, the product sales mix in 1996 was comprised primarily of lower margin products. In the years ended December 31, 1997 and 1996, there were no sales to LGI under their discounted price arrangement.

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

LIQUIDITY AND CAPITAL RESOURCES

PREFERRED STOCK ISSUES

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

Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event there is a holder of Preferred Stock that is unable to convert shares of Preferred Stock into Common Stock at a discount because either a) 1,505,000 shares have been issued at a discount or b) such holder would beneficially own in excess of 4.9% of the Company's Common Stock, then the Company may either 1) redeem any unconverted Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) convert such unconverted shares without a discount into Common Stock and pay cash to the holder of such unconverted shares equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Preferred Stock at 115% of par in cash. As of December 31, 1998, all of the Preferred Stock was convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on November 13, 1999. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock. As of December 31, 1998, no Preferred Stock had been converted into Common Stock.

A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated May 13, 1998. The effective date of the Registration Statement filed with the Securities and Exchange Commission was September 3, 1998, and all necessary gaming regulatory approvals have been received.

Through March 30, 1999, $2.85 million of Preferred Stock had not yet been converted into the Company's Common Stock. As of March 30, 1999, the Company also had cash and cash equivalents of approximately $650,000. If the holders of the Company's Preferred Stock were to attempt to convert on such date, the Company would be required to issue 1,339,036 shares of Common Stock at $.91 per share (91% of the closing sales price on such date), and issue 438,652 shares of Common Stock at $3.375 (the closing sales price of the Company's Common Stock on the date the Preferred Stock was issued) and pay approximately $1.1 million to the holders of the unconverted Preferred Stock pursuant to the present terms of the Preferred Stock. The Company and the holders of the Preferred Stock have been negotiating revised Preferred Stock terms to eliminate the cash redemption feature of the present Preferred Stock terms. No assurance can be given that the Company will be able to eliminate the cash redemption feature or otherwise obtain more favorable Preferred Stock terms. Such revised terms could be very dilutive to the Company's present Common Stock shareholders. Any attempted conversion of Preferred Stock could have a significant material adverse effect on the Company if no alternative arrangements could be reached with the Company's holders of Preferred Stock. The material adverse effects which could occur include, but are not limited to: liquidation of all or part of the Company's assets or sale of additional Common Stock at a discount.

The 9% beneficial conversion feature is accounted for as an additional Preferred Stock dividend, which was determined on the date the Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $296,703, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Preferred Stock to the earliest conversion date. The $296,703 value of the beneficial conversion feature was recognized during the second, third and fourth quarters of 1998.

INVENTORY

As of December 31, 1998, inventories totaled $9.4 million, approximately 1.3 times the amount recorded as cost of sales in 1998. This level of inventory was due to lower than expected product sales and fewer than expected placements of games in casinos on a participation basis during 1998. Additionally, sales to the Company's Australian distributor were lower than expected, particularly in the third and fourth quarters when this distributor failed to order games in accordance with forecasts previously provided to the Company. The Company had relied on the forecasts provided by the distributor as a basis for making inventory purchases. Additionally, placements of games in Nevada casinos were fewer than planned as the Company met with resistance to placement of games under revenue sharing agreements. The Company has subsequently revised its marketing strategies to include the option of selling games to casinos in Nevada. Management has evaluated the composition of the inventory for product marketability under its current business plan and recorded reserves to reduce the carrying value to a level it believes is realizable. The Company had long-term debt of $856,000 as of December 31, 1998.

LIQUIDITY

The Company had $1,617,000 and $518,000 in cash, cash equivalents and available-for-sale securities as of December 31, 1998 and December 31, 1997, respectively. The Company has experienced negative cash flow from operations of $2.1 million, $7.5 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, sales in the first quarter of 1999 have been below managements expectations. As of March 30, 1999, the Company had cash and cash equivalent's of approximately $650,000. Management believes, assuming it can achieve its sales forecasts which exceed current sales rates, it will have sufficient cash to fund operations through mid 1999. However, if sales remain at or below their current levels and the Company does not reduce its operating expenses consistent with its sales level, operations will only be funded May 1999. Management has taken certain steps to address their future liquidity and cash flow requirements by entering into a loan commitment to borrow approximately $675,000, on a secured basis, from a third party lender in late March 1999 in addition to attempting to control costs through inventory reductions and other measures. With this financing the Company estimates that its current level of cash and anticipated funds from operations will be adequate to fund cash requirements through 1999, which assumes market acceptance of new games (which cannot be assured). No assurance can be given that this loan will close on a timely basis, if at all, or on the terms contained in the loan commitment letter with such lender. Failure to close on this loan in a timely basis could have a material adverse effect on the Company. In the absence of alternative financing, the Company would have to consider significantly reducing operations, in addition to liquidating all or a portion of the Company's assets. To the extent that the Company does significantly reduce operations, it would have a material adverse effect on the Company's ability to meet its short term revenue projections and would negatively impact the ability to obtain additional financing. Furthermore, to the extent that the Company's revenues are less than anticipated, the Company may require additional short-term financing, which may not be available. Furthermore, if the Company is required to make a cash payment to redeem any unconverted shares of Preferred Stock, the Company would be unable to make such cash redemption given its current capital resources and would have to consider a liquidation of all or part of the Company's assets or sale of additional common stock at a discount. Additionally, the costly process of product development and introduction may require the Company to seek additional financing to successfully complete any such future development and introduction. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company if such need arises. Additionally, the Company has taken steps to reduce operating costs.

COMMON STOCK REDEMPTION

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 400,000 shares of its outstanding Common Stock, at market price, from a shareholder. The Company entered into a Stock Redemption Agreement with such shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four year convertible note and a warrant to purchase 50,000 shares of the Company's Common Stock. The note is unsecured, paying interest of 5% per annum and will be convertible at the closing market price of the Company's Common Stock on the date of the issuance of the note. The note may not be converted in the first year following issuance. The exercise price of the warrant will be the same as the conversion price of the note. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the note and the warrant. See Item 1. -- "Business -- Regulation."


OTHER

In light of the Company's lack of long-term liquidity, the Company retained the investment banking firm of Gerald Klauer Mattison & Co., Inc. on January 5, 1999, to analyze the Company's strategic alternatives, including finding a strategic partner for the Company for a potential sale, joint venture, merger or other form of business combination. Such engagement letter terminates June 30, 1999.

At December 31, 1998, Company had a $500,000 standby letter of credit primarily to facilitate acquisition of components and supplies from a foreign vendor. As of December 31, 1998, no amount was outstanding. The facility is collateralized by short-term investments of the Company.

Gains and losses on foreign currency transactions are recognized currently in earnings. The Company's revenues from foreign markets are expected to increase in the future, further subjecting the Company to the effects of fluctuations in exchange rates. The Company does not consider this to be a significant risk at this time.

YEAR 2000 UPDATE

As of December 31, 1998, the Company continued its assessment to identify and evaluate the risks of the Year 2000 issue. The Company's Year 2000 assessment considered the following: (1) the Company's products; (2) the manufacturing process of the products; (3) the Company's vendors and suppliers of materials utilized in either the Company's gaming machine products or the manufacturing process; (4) the Company's internal business information and accounting systems and (5) the Company's principal customers. To implement its assessment, the Company assigned internal staff to monitor and facilitate efficient Year 2000 Compliance. The Company has not utilized third-party consultants to evaluate its Year 2000 readiness.

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


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada and Australia. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; ability to obtain additional financing through leasing, equity or other arrangements; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; the Company's expectations as to achieving year 2000 readiness and the cost of achieving such readiness; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in this Form 10-K in ITEM 1. - BUSINESS, under the caption "Certain Factors". Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

ITEM 8.  FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Innovative Gaming Corporation of
America:

We have audited the accompanying consolidated balance sheet of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring negative cash flow from operations that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to addressing the future liquidity and cash flow requirements of the Company are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                            KAFOURY, ARMSTRONG & CO.
Reno, Nevada
February 26, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Innovative Gaming Corporation of
America:

We have audited the accompanying consolidated balance sheet of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring negative cash flow from operations that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to addressing the future liquidity and cash flow requirements of the Company are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                         ARTHUR ANDERSEN LLP
Las Vegas, Nevada
March 12, 1998

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                            As of December 31,
                                                                          --------------------
                                                                             1998        1997
                                                                          --------    ---------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $  1,617    $    518
  Restricted investments                                                       700       1,000
  Accounts receivable, net of
    allowances of $85 and $100                                               1,186       1,929
  Current portion of notes receivable                                          334         276
  Inventories, net                                                           9,244      10,191
  Prepaid expenses and other                                                   384         159
                                                                          --------    --------
     Total current assets                                                   13,465      14,073

NOTES RECEIVABLE, less current portion                                         362         552
PROPERTY AND EQUIPMENT, net                                                  1,389       2,107
DEFERRED INCOME TAXES, net                                                       -         720
INTANGIBLES ASSETS, net                                                      1,877       1,729
                                                                          --------    --------

          TOTAL ASSETS                                                    $ 17,093    $ 19,181
                                                                          ========    ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                        $    313    $    568
  Accrued liabilities                                                          524         423
  Notes payable - current portion                                              528         322
  Customer deposits                                                              -         157
                                                                          --------    --------

     Total current liabilities                                               1,365       1,470

  Notes payable - net of current portion                                       856         509
                                                                          --------    --------

     Total liabilities                                                       2,221       1,979
                                                                          --------    --------

COMMITMENTS AND CONTINGENCIES (Note 9)                                           -           -

STOCKHOLDERS' EQUITY:
  Series B Convertible Preferred Stock,
    $.01 par value, nonvoting,
    4,000 shares authorized, 3,000 and
    0 shares outstanding, respectively                                           -           -
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    7,535,211 shares issued and outstanding                                     75          75
  Additional paid-in capital                                                32,676      29,575
  Accumulated deficit                                                      (17,879)    (12,448)
                                                                          --------    --------
     Total stockholders' equity                                             14,872      17,202
                                                                          --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 17,093    $ 19,181
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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)

                                                For the Year   For the Year   For the Year
                                                   Ended          Ended          Ended
                                                December 31,   December 31,   December 31,
                                                   1998           1997            1996
                                                -----------    ------------   ------------
NET SALES                                        $  8,509       $ 10,292        $  2,664

COST OF SALES                                       7,134          7,189           2,135
                                                 --------       --------        --------

    Gross profit                                    1,375          3,103             529


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        5,819          5,285           5,405
RESTRUCTURING COSTS                                     -              -           1,716
                                                 --------       --------        --------

    Operating loss                                 (4,444)        (2,182)         (6,592)

INTEREST INCOME, net                                  106            247             568
                                                 --------       --------        --------
    Loss before income taxes                       (4,338)        (1,935)         (6,024)

PROVISION FOR INCOME TAXES                            720              -             155
                                                 --------       --------        --------
   Net loss                                        (5,058)        (1,935)         (6,179)

PREFERRED STOCK DIVIDENDS                              75             76               -

PREFERRED STOCK ACCRETION                             297            878               -
                                                 --------       --------        --------
  Net loss attributable to common shareholders   ($ 5,430)      ($ 2,889)       ($ 6,179)
                                                 ========       ========        ========
LOSS PER SHARE OF COMMON STOCK                   ($  0.72)      ($  0.43)       ($  0.97)
                                                 ========       ========        ========
  Weighted average common shares outstanding        7,535          6,744           6,356
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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                                 (In Thousands)


                                                                                                                     Un-
                                                                                                                  realized
                                                                                                                   Gain/
                                           Class B Non-Voting   Convertible     Addi-                            (Loss) on
                           Common Stock       Common Stock    Preferred Stock  tional      Accu-                 Available-
                         ----------------  ------------------ ---------------  Paid-in    mulated    Unearned    for-Sale
                          Shares   Amount   Shares   Amount   Shares   Amount  Capital    Deficit  Compensation  Securities  Total
                         --------  ------  --------  ------   ------   ------ --------   --------  ------------  ---------- -------

BALANCE,
 December 31, 1995         4,969   $   50     1,025  $   10        -        - $ 21,858   $ (3,380)   $    (10)       3      $18,531
  Class B common stock
    exchange for
    common stock           1,025       10    (1,025)    (10)       -        -        -          -           -        -            -
  Stock options and
    warrants exercised       258        3         -       -        -        -    1,014          -           -        -        1,017
  Common stock
    issued for purchase
    of intangible assets     225        2         -       -        -        -    2,079          -           -        -        2,081
  Unearned compensation
   adjustments                 -        -         -       -        -        -        -          -          10        -           10
  Unrealized loss on
   available-for-sale
   securities                  -        -         -       -        -        -        -          -           -      (10)         (10)
  Net loss                     -        -         -       -        -        -        -     (6,179)          -        -       (6,179)
                         -------   ------  --------  ------  -------  ------- --------   --------    --------   ------      -------
BALANCE,
 December 31, 1996         6,477       65         -       -       -         -   24,951     (9,559)          -       (7)      15,450
  Series A preferred
    stock issued               -        -         -       -   4,000     3,122      622          -           -        -        3,744
  Preferred stock
    accretion adjustment       -        -         -       -       -       878        -       (878)          -        -            0
  Series A preferred
    stock conversion to
    common stock           1,055       10         -       -  (4,000)   (4,000)   3,990          -           -        -            0
  Preferred stock
    dividends paid             3        -         -       -       -         -       12        (76)          -        -          (64)
  Unrealized gain on
   available-for-sale
   securities                  -        -         -       -       -         -        -          -           -        7            7
  Net loss                     -        -         -       -       -         -        -     (1,935)          -        -       (1,935)
                         -------   ------  --------  ------  ------  -------- --------   --------    --------   ------      -------
BALANCE,
 December 31, 1997         7,535       75         -       -       -         -   29,575    (12,448)          -        -       17,202
  Series B preferred
    stock issued               -        -         -       -   3,000         -    2,804          -           -        -        2,804
  Preferred stock
    accretion adjustment       -        -         -       -       -         -      297       (297)          -        -            -
  Preferred stock
    dividends paid             -        -         -       -       -         -        -        (76)          -        -          (76)
  Net loss                     -        -         -       -       -         -        -     (5,058)          -        -       (5,058)
                         -------   ------  --------  ------  ------   -------  -------   --------    --------  -------      -------
BALANCE,
 December 31, 1998         7,535   $   75         -  $    -   3,000   $     -  $32,676   $(17,879)        $ -      $ -      $14,872
                         =======   ======  ========  ======  ======   =======  =======   ========    ========  =======      =======



                  The accompanying notes are an integral part of these consolidated financial statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      Consolidated Statements Of Cash Flows
                                 (In Thousands)

                                                      For the Year  For the Year  For the Year
                                                          Ended       Ended         Ended
                                                      December 31,  December 31,  December 31,
                                                         1998          1997           1996
                                                      ------------  ------------  ------------
OPERATING ACTIVITIES:
  Net loss                                              ($ 5,058)    ($ 1,935)     ($ 6,179)
   Adjustments to reconcile net loss to
    cash flows used for operating activities -
   Depreciation and amortization                             936          889           566
   Stock option compensation earned                            -            -            10
   Loss on sale of assets                                      -            2           103
   Deferred income taxes                                     720            -           134
   Provision for inventory obsolescence                      571          112         1,308
   Book value of fixed assets charged to
     cost of sales                                            26          424             -
   Provision for bad debts                                     -            9            78
   Changes in operating assets and liabilities:
     Accounts and notes receivable                           875       (2,106)        1,202
     Inventories                                             376       (5,574)         (232)
     Prepaid expenses and other                             (224)          14           177
     Accounts payable and accrued expenses                  (171)         492           107
     Customer deposits                                      (157)         157             -
                                                        --------     --------      --------
     Net cash used for operating activities               (2,106)      (7,516)       (2,726)
                                                        --------     --------      --------
INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                   -       (1,042)       (5,936)
  Release of restricted investments                          300            -             -
  Proceeds from sale of available-for-sale
    securities                                                 -        4,013        10,350
  Payment on covenant not to compete                           -            -           (92)
  Inventory (capitalized for use in) returned
    from gaming operations                                   363       (2,028)            -
  Proceeds from sale of property and equipment                 -            -            45
  Purchases of property and equipment                       (255)        (388)         (583)
  Purchases of intangible assets                            (500)           -             -
                                                        --------     --------      --------

     Net cash provided by (used for)
       investing activities                                  (92)         555         3,784
                                                        --------     --------      --------
FINANCING ACTIVITIES:
  Proceeds from financing agreements                         955          873            26
  Payments on long-term obligations                         (402)         (67)           (5)
  Preferred stock dividends paid                             (60)         (64)            -
  Net proceeds from sale of common stock                       -            -         1,017
  Net proceeds from sale of preferred stock                2,804        3,744             -
                                                        --------     --------      --------
     Net cash provided by financing activities             3,297        4,486         1,038
                                                        --------     --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,099       (2,475)        2,096

CASH AND CASH EQUIVALENTS, beginning of period               518        2,993           897
                                                        --------     --------      --------
CASH AND CASH EQUIVALENTS, end of period                $  1,617     $    518      $  2,993
                                                        ========     ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for interest                                $     80     $      1      $      3
                                                        ========     ========      ========
  Cash paid (refund received) for income taxes          ($     1)    ($     3)     $      4
                                                        ========     ========      ========
  Noncash transactions:
     Preferred Stock converted to common stock                $-     $  4,000            $-
                                                        ========     ========      ========
     Preferred Stock dividends paid with
       common stock                                           $-     $     12            $-
                                                        ========     ========      ========
     Exchange of common stock for intangible
       assets                                                 $-           $-      $  2,081
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

The Company has experienced negative cash flow from operations of $2.1 million, $7.5 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, sales in the first quarter of 1999 have been below management's expectations. As of March 30, 1999, the Company had cash and cash equivalents of approximately $650. Management believes assuming it can achieve its sales forecasts which exceed current sales rates, it will have sufficient cash to fund operations through mid 1999. However, if sales remain at or below their current levels, and the Company does not reduce its operating expenses consistent with its sales level operations will only be funded into May 1999. Management has taken certain steps to address its short-term liquidity and cash flow requirements by entering into a loan commitment to borrow approximately $675 on a secured basis from a third party lender in late March 1999. In addition to attempting to control costs through inventory reductions and other measures. The Company anticipates closing on this loan in early April 1999. With this financing the Company estimates that its current level of cash and anticipated funds from operations, which assumes market acceptance of new games (which cannot be assured), will be adequate to fund cash requirements through 1999. No assurance can be given that this loan will close on a timely basis, if at all, or on the terms contained in the loan commitment letter with such lender. Failure to close on this loan in a timely basis could have a material adverse effect on the Company. In the absence of alternative financing, the Company would have to consider significantly reduce operations, in addition to liquidating all or a portion of the Company's assets. To the extent that the Company does significantly reduce operations, it would have a material adverse effect on the Company's ability to meet its short term revenue projections and would negatively impact the ability to obtain additional financing., Furthermore, to the extent that the Company's revenues are less than anticipated, the Company may require additional short-term financing in 1999, which may not be available. Additionally, the Company is continuing its efforts to control operating expenses.

The Company's ability to execute its long-term business strategy also depends to a significant degree on its ability to finance the development, marketing and production of its products. There can be no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company, if such need arises. Any new investors may seek and obtain substantially better terms than were granted to its present investors and the issuance of such securities would result in dilution to its existing shareholders.

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

RESTRICTED INVESTMENTS

At December 31, 1998 and 1997, the Company had restricted investments of $700 and $1,000, respectively, Of these amounts, $500 and $1,000, respectively, were pledged as collateral against certain bank credit arrangements.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost with depreciation provided for using the straight-line method over the useful lives of the assets or the lease term, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation expense recorded in the years ended December 31, 1998, 1997 and 1996 was $584, $537 and $146, respectively.


                                              Useful Life         1998         1997
                                              --------------------------------------
       Office equipment                       5 years            $942           $453
       Display games                          5 years             142            142
       Gaming operations equipment            2.5 years           543          1,459
       Manufacturing equipment                5 years             358            345
       Leasehold improvements                 Life of lease       307            303
                                                              ----------------------
         Total property and equipment                           2,292          2,702
         Less:  Accumulated depreciation                         (903)          (595)
                                                              ----------------------
             Total property and equipment, net                $ 1,389         $2,107
                                                              ======================

INVENTORIES

Inventories are recorded at the lower of cost or market value. Cost is determined according to the first-in, first-out accounting method. Inventories consisted of the following at December 31:


                                                         1998         1997
                                                   -----------------------
       Game components and parts                       $5,021       $6,602
       Work in process                                    231          698
       Finished goods                                   4,939        3,772
       Inventory reserves                                (947)        (881)
                                                   -----------------------
          Total inventories, net                       $9,244      $10,191
                                                   ========================

INTANGIBLES

The Company amortizes intangibles on a straight-line basis over their estimated economic lives while the technology is being utilized (See Note 5).

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

CONCENTRATIONS OF RISK

During 1998, a majority of the Company's sales were to one customer, a distributor, Aristocrat Leisure Industries ("Aristocrat"), which accounted for 54.1% of sales. Sales to Aristocrat declined in the third and particularly fourth quarters of 1998 when this distributor failed to order games in accordance with forecasts previously provided to the Company. The Company has not forecasted sales to this customer in 1999. During 1997, a majority of the Company's sales were to two customers. Sales to one distributor, Aristocrat, accounted for 48.4% of sales and direct sales to one customer, Harrah's Smoky Mountain Casino, accounted for 19.4% of sales. During 1996, a majority of the Company's sales were to three distributors. These three distributors accounted for 37%, 32% and 24% of sales, respectively. For the years ended December 31, 1998, 1997 and 1996, no other distributors or customers accounted for greater than 10% of sales.

The Company maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 identifies these items as a concentration of risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions.

The Company purchases certain key electronic components, which are not available from other sources, from a Japanese supplier, Irem Software Engineering, Inc., at a negotiated fixed price for a period extending to mid-1999. The total purchase commitment remaining at December 31, 1998, was approximately $462. The Company is developing an alternative product design to eliminate dependence on this sole source vendor.

The financial instruments that subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Accounts and notes receivable are concentrated in specific legalized gaming jurisdictions. Notes receivable are collateralized by the equipment sold. The Company has no secured interest in the trade accounts receivable. At December 31, 1998, the following concentrations of credit risk existed:

             Nevada                                         46%
             Germany                                        11%
             Colorado                                       10%
             Canada                                         10%
             South Carolina                                  8%
             California                                      8%
             Delaware and Other                              7%
                                                ----------------
                 Total                                     100%
                                                ================

RESEARCH AND DEVELOPMENT COSTS

The Company engages in the development of new and existing products. Research and development costs are expensed as incurred. The Company expensed approximately $2,353, $1,884 and $1,132 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts are included in selling, general and administrative expenses.

RESTRUCTURING COSTS

In 1996, the Company recognized $1,716 of restructuring costs, which included expenses related to the Company's relocation to Reno, Nevada, management transition and product focus.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 -"Accounting for Income Taxes" (SFAS No. 109), whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be removed or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

LONG-LIVED ASSETS

During 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'" - (SFAS No.121). SFAS No.121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets and certain identifiable intangibles and goodwill either to be held or disposed of.

Management reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For assets which produce future cash flows, an estimate of undiscounted future cash flows is compared to the carrying amount to determine if an impairment exists. For assets which do not produce quantifiable future cash flows, such as intangibles, impairment is measured at the enterprise level. No impairment existed at December 31, 1998 and 1997.

2.      RELATIONSHIP WITH LAKES GAMING, INC.:

Lakes Gaming, Inc. ("LGI") (formerly Grand Casinos, Inc.) is in the business of managing and developing casinos. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of LGI, and was Chief Executive Officer of LGI from October 1991 through March 1998. Mr. Berman continues to serve on the Board of Directors of the Company. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's multi-station blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under an agreement between the Company and LGI, used multi-player machines which LGI previously purchased from the Company may be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games may be applied to the purchase of one new Bonus Streak game from the Company and minimum proceeds of $5,000 must be credited to LGI for each game sold by the Company. There are potentially 31 such used multi-player games which LGI may submit the Company for sale under the consignment agreement. Through December 31, 1998, 17 such used multi-player games were submitted to the Company on consignment under this agreement. The Company made no multi-station machine sales to LGI during 1997. The Company sold six Bonus Streak games and no multi-station machines to LGI in 1998.

3.      AVAILABLE-FOR-SALE SECURITIES:

The Company had no available-for-sale securities at December 31, 1998 and 1997. Proceeds from the sale of available-for-sale securities were $4,013 for the year ended December 31, 1997 and $10,350 for the year ended December 31, 1996.

4.      NOTES RECEIVABLE:

The Company has granted certain customers extended payment terms under sales contracts. These contracts are generally for terms of one to five years with interest recognized at prevailing rates and are collateralized by the equipment sold. Stated interest rates in the contracts range from 10% to 10.5%. On contracts with no stated interest to be paid, interest is imputed at prime plus 2%. At December 31, 1998, the face amount of notes receivable was $816. The carrying value of notes receivable approximates their fair value. Certain of the Company's notes receivable are pledged as security for a note payable to Finova Capital Corporation. The following table represents the estimated future collections of notes receivable, net of amounts to be recognized as interest income, at December 31, 1998:


              Years Ending December 31,               Estimated
                                                       Receipts
              1999                                         $334
              2000                                          117
              2001                                          102
              2002                                           63
              2003 and after                                 80
                                              ------------------
                 Total                                     $696
                                              ==================

5.      INTANGIBLE ASSETS:

Intangible assets consisted of the following at December 31:

                                              Useful Life      1998      1997
                                              --------------------------------
       Product patent and technology rights   5 to 10         $2,832   $2,332
                                              years
       Nevada distribution rights             10 years           250      250
                                                            ------------------
          Total intangible assets                              3,082    2,582
          Less: accumulated amortization                      (1,205)    (853)
                                                            ------------------
                Total intangible assets, net                  $1,877   $1,729
                                                            =================

Amortization recorded for intangibles was $352, $352 and $420 in the years ended December 31, 1998, 1997 and 1996, respectively.

On February 2, 1996, the Company acquired the balance of all remaining intellectual property including patents, trademarks, picture rights and copyrights for its games from its Japanese suppliers in exchange for an aggregate 225,000 shares of IGCA common stock.

During 1998, the Company entered into agreements with various companies to acquire rights to technology and intellectual property for use in games which the Company intends to develop, manufacture and market.

Under an agreement with Quick Silver Development Co. Inc ("Quick Silver"), a California corporation, the Company purchased the Patent and Technology for a game concept entitled "Revolving Rings Gaming Apparatus", for a purchase price of $50. The Company will also pay a per day game fee to Quick

Silver for gaming devices embodying the Patent technology and placed in locations under participation agreements between the location and the Company. The per day game fees will vary based upon the number of games placed and are subject to regulatory approval. The cost of this patent and technology will be amortized over the period such technology is used in the Company's products. No such amortization was recorded in 1998.

The Company purchased rights to a game concept developed by Vista Gaming ("Vista"), a Colorado corporation, for a purchase price of $100. The Company will also pay game fees to Vista for gaming devices embodying the game concept sold or placed in locations under participation agreements between the location and the Company. The game fees will vary based upon the number of games placed and are subject to regulatory approval. The cost of these game rights will be amortized over the period they are used in the Company's products. No such amortization was recorded in 1998.

The Company purchased rights to intellectual property related to two game concepts developed by Gametronics for a purchase price of $500. A note receivable from Gametronics in the amount of $400 was converted and applied toward payment of the purchase price. The Company will also pay game fees to Gametronics for gaming devices embodying the game concept sold or placed in locations under participation agreements between the location and the Company. The game fees for sold games will be at a fixed fee and per day games fees for games placed under participation agreements will vary based upon the number of games placed and are subject to regulatory approval. The rights acquired allow the Company to develop, manufacture, market and distribute the games in Nevada and Mississippi. The cost of this intellectual property will be amortized over the period it is used in the Company's products. No such amortization was recorded in 1998.

Under a purchase agreement with Metropolitan Gaming LLC ("Metropolitan"), the Company purchased a sublicense for rights to use three dimensional projection technology in one if its gaming machine products, for a purchase price of $75. The Company will also pay a per day signage technology fee to Metropolitan for gaming devices embodying the technology and placed in locations under participation agreements between the location and the Company. The per game signage technology fees will vary based upon the total number of games placed utilizing the three dimensional projection technology and are subject to regulatory approval. The cost of these technology rights will be amortized over the period such rights are used in the Company's products. No such amortization was recorded in 1998.

6.      FINANCING ARRANGEMENTS:

LETTER OF CREDIT

At December 31, 1998 and 1997, the Company had a standby letter of credit with a bank in the amount of $500 and $1,000, respectively. At December 31, 1998 and 1997, the Company had certificates of deposit of $700 and $1,000, respectively, which were included in the accompanying balance sheets as restricted investments, of which $500 and $1,000, respectively, were pledged as security for the standby letters of credit. This standby letter of credit is primarily to facilitate the acquisition of component parts and supplies. At December 31, 1998 and 1997, no amount was outstanding on the standby letter of credit.

NOTES PAYABLE

Notes payable consists of amounts owed IGT, a wholly-owned subsidiary of International Game Technology, for the purchase of slant top slot machines incorporated in the Company's Bonus Streak game, an operating capital loan from Finova Capital Corporation and financed insurance premiums.

Under the agreement with IGT, the Company shares equally in the net revenues received from customers under participation agreement sales until IGT is paid in full for the sales price of the slant top slot machine acquired by the Company. Thereafter the Company receives 90% and IGT receives 10% of the net revenues from the customer. For cash sales, the Company must pay IGT the purchase price of the slant top slot machines from the proceeds of the sale. Management has estimated the portion of current notes payable to represent those amounts expected to be paid to IGT under participation arrangements and from cash sales in 1999.

In March 1998, Innovative Gaming, Inc., a wholly-owned subsidiary of the Company, entered into a loan commitment securing $2 million from Finova Capital Corporation. The initial funding of approximately $910 was completed on April 13, 1998. The loan is payable in 36 equal installments including interest paid in arrears at a rate of 12.06 percent. This financing is secured by certain of the Company's long-term receivables and a corporate guarantee from the Company. Additional funding under this arrangement was available through December 1, 1998. The Company's borrowing capacity under this arrangement was dependent upon the level of receivables generated through "bucket sales" agreements. The Company did not borrow any additional amounts under this arrangement.

The financed insurance premiums are paid in monthly installments over a period of less than twelve months.

The following table represents the estimated future payments of notes payable at December 31, 1998:

              Years Ending December 31,               Estimated
                                                       Receipts
              1999                                         $528
              2000                                          528
              2001                                          319
              2002                                            9
                                               -----------------
                 Total                                   $1,384
                                               ================

7.      STOCKHOLDERS' EQUITY:

PREFERRED STOCK

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

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000. The stated par value per share is $.01, resulting in a total par value of thirty dollars being recorded as Series B Convertible Preferred Stock, and the balance of approximately $3.0 million is included in Additional Paid-in Capital. The Company received net proceeds of approximately $2,804 after the payment of fees and expenses associated with such private placement. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion.

Each share of Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event there is a holder of Preferred Stock that is unable to convert shares of Preferred Stock into Common Stock at a discount because either a) 1,505,000 shares have been issued at a discount or b) such holder would beneficially own in excess of 4.9% of the Company's Common Stock, then the Company may either 1) redeem any unconverted Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) convert such unconverted shares without a discount into Common Stock and pay cash to the holder of such unconverted shares equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Preferred Stock at 115% of par in cash. As of December 31, 1998, all of the Preferred Stock was convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on November 13, 1999. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock. As of December 31, 1998, no Preferred Stock had been converted into Common Stock.

A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated May 13, 1998. The effective date of the Registration Statement filed with the Securities and Exchange Commission was September 3, 1998, and all necessary gaming regulatory approvals have been received. The 9% beneficial conversion feature is accounted for as an additional Preferred Stock dividend, which was determined on the date the Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $297, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Preferred Stock to the earliest conversion date. Income available to holders of Common Stock was reduced by approximately $141, $144 and $12 during the second, third and fourth quarters of 1998, respectively.

STOCK REPURCHASE PLAN

On October 20, 1994, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time on the open market or in privately negotiated transactions. As of December 31, 1998, the Company had repurchased 248,500 shares at prices ranging from $3.56 to $6.08 per share, for total consideration of $1,199. All such shares were repurchased in 1994 and 1995. No shares were repurchased in 1998.

ISSUANCE AND EXCHANGE OF CLASS B STOCK

On October 20, 1994, the Company issued 1,025,000 shares of its Class B Non-Voting Common Stock in exchange for 1,025,000 shares of common stock held by Grand Casinos, Inc.("GCI") (Grand Casinos, Inc. subsequently changed its name to Lakes Gaming, Inc.) On December 1, 1995, the Company and GCI amended their earlier agreement to provide that if the Company did not receive certain approvals from the Nevada Gaming Commission ("the Nevada Approvals") on or before December 31, 1995, GCI would, subject to approval of the Minnesota Commissioner of Commerce, exchange its 1,025,000 shares of Class B non-voting common stock for 1,025,000 shares of the Company's common stock. The Company did not receive the Nevada Approvals on or before December 31, 1995. On March 21, 1996, GCI converted 1,025,000 shares of Class B non-voting common stock into 1,025,000 shares of the Company's common stock.

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

STOCK OPTIONS AND WARRANTS

The Company has a 1992 Employee Stock Option and Compensation Plan (the "1992 Plan"), pursuant to which options and other awards to acquire an aggregate of 1,350,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. All employees are eligible to participate in the 1992 Plan. The Company also has a 1998 Non-Executive Stock Option Plan (the "1998 Plan"), pursuant to which options to acquire an aggregate of 200,000 shares of the Company's common stock may be granted. Non-Executive employees who are full-time employees of the Company are eligible to participate in the 1998 Plan. Both the 1992 Plan and the 1998 Plan are administered by a stock option committee which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair value of the common stock on the date thereof), the term of each option and the time or times during its term when the option becomes exercisable. Options are generally exercisable in equal amounts over a five-year period from the date of grant. During 1995 and 1994, the exercise prices of certain options ranging from $6.00 to $15.75 were reduced to $4.00 (fair market value on the date of repricing). On October 8, 1996, the exercise prices of certain options ranging from $7.00 to $11.50 were reduced to $4.75 (fair market value on the date of repricing). In December 1998, current employees of the Company were allowed to elect repricing of outstanding options, adjusting the exercise price to the current market price in exchange for delaying the vesting of one-half of all then unvested options by twelve months. All current employees elected to reprice their options under the terms offered. The existing options were cancelled and the repriced options were recorded as new grants. The new grants to all Non-Executive employees totaled 313,050, which were issued from the 1998 Plan subject to Board of Directors approval to increase the available shares in excess of the 200,000 shares originally authorized.

The Company accounts for the both stock option plans under APB Opinion No. 25 -"Accounting for Stock Options Issued to Employees", under which no compensation cost has been recognized. Statement of Accounting Standards No. 123 -"Accounting for Stock-Based Compensation" (SFAS No. 123), was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS No. 123 is optional; however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's results of operations and earnings per share would have been changed to the following pro forma amounts:

                                                              1998         1997
                                                           -------      --------
       Net loss:                       As reported         $(5,430)     $(2,888)
                                       Pro forma           $(6,140)     $(3,831)
       Primary and fully-diluted EPS:  As reported          $(0.72)      $(0.43)
                                       Pro forma            $(0.81)      $(0.57)

A summary of the status of the 1992 Employee Stock Option and Compensation Plan at December 31, 1998, 1997 and 1996, and changes during the periods then ended is presented in the tables and narrative below:


                          December 31, 1998       December 31, 1997        December 31, 1996
                        ----------------------   ---------------------   ----------------------
                                     Wtd Avg                 Wtd Avg         Number   Wtd Avg
                          Number    Ex Price      Number     Ex Price                 Ex Price
                        ----------- ----------   ---------- ----------   ----------- ----------
Outstanding at
 beginning of period     825,400     $4.69        606,500      $4.67      352,600       $3.99
  Granted                550,400      1.14        271,550       4.75      540,500        4.75
  Exercised                -          -             -           -        (207,600)       3.94
  Forfeited             (765,800)     4.63        (52,650)      4.91      (79,000)       4.16
  Expired                  -          -             -           -            -           -
                       ---------                 --------                --------
Outstanding at end of
period                   610,000     $1.56        825,400      $4.69      606,500       $4.67
                       =========                 ========                ========

Exercisable at end of
 period                  361,800     $1.74        290,933      $4.61      131,000       $4.52
Weighted average fair
 value of options
granted on grant date      $0.83                    $2.91                   $2.95


               Detail composition of options outstanding December 31, 1998:
           --------------------------------------------------------------------
                                               Avg. contractual
             Options            Exercise        life remaining       Options
           outstanding           price             (Years)         exercisable
           -----------          --------       ----------------    -----------
              11,600             $5.75                 8.00             2,400
              38,000              4.75                 7.70            37,000
               1,400              4.13                 8.42             1,400
              35,000              4.00                 5.29            35,000
               4,000              2.25                 9.00               - -
             220,000              1.13                 9.96            70,000
             300,000              1.00                10.00           216,000
         ------------                                              ----------
             610,000                                                  361,800
           =========                                               ==========


The fair value of each option grant under the 1992 Employee Stock Option and Compensation Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1998, 1997 and 1996 grants: risk-free interest rate of 4.9, 6.5 and 6.2 percent; expected dividend yield of 0.0 percent; expected lives of 5 years; expected volatility of 91.5, 90.3 and 61.8 percent, respectively.

A summary of the status of the 1998 Non-Executive Stock Option Plan at December 31, 1998 and changes during the period then ended is presented in the table and narrative below:

                                          December 31, 1998
                                        -----------------------
                                                        Wtd Avg
                                            Number     Ex Price
                                        -----------   ---------
      Outstanding at beginning of
       period                                 -         $ -
        Granted                             313,050       1.11
        Exercised                             -           -
        Forfeited                             -           -
        Expired                               -           -
                                         ----------
      Outstanding at end of period          313,050      $1.11
                                         ==========
      Exercisable at end of period          102,750      $1.11
                                         ==========
      Weighted average fair value
      of options granted on grant date        $0.81


As of December 31, 1998, the 313,050 options outstanding in the 1998 Non-Executive Stock Option Plan had an average exercise price of $1.11 with a weighted average remaining contractual life of 9.97 years. The options exercisable had exercise prices of $1.00 to $1.18.

The fair value of each option grant under the 1998 Non-Executive Stock Option Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1998 grants: risk-free interest rate of 4.9 percent; expected dividend yield of 0.0 percent; expected life of 5 years; expected volatility of 92.4%.

The Company adopted a Director Stock Option Plan (the "Director Option Plan") in 1997, pursuant to which options and other awards to acquire an aggregate of 100,000 shares of the Company's common stock may be granted.

A summary of the status of the Directors Option Plan at December 31, 1998 and 1997, and changes during the periods then ended is presented in the table and narrative below:

                          December 31, 1998       December 31, 1997
                        ----------------------   ---------------------
                                     Wtd Avg                 Wtd Avg
                          Number    Ex Price      Number     Ex Price
                        ----------- ----------   ---------- ----------
Outstanding at
 beginning of period       40,000       $5.06            -     $ -
  Granted                    -           -          40,000       5.06
  Exercised                  -           -            -          -
  Forfeited               (30,000)       5.04         -          -
  Expired                    -           -            -          -
                          -------                 --------
Outstanding at end of
period                     10,000       $5.13       40,000      $5.06
                          =======                 ========
Exercisable at end of
 period                    10,000       $5.13       10,000      $5.06
Weighted average fair
value of options
granted on grant date     $  -                      $3.80

As of December 31, 1998, the 10,000 options outstanding in the Director Option Plan had an average exercise price of $5.13, with a weighted average remaining contractual life of 0.5 years. The options exercisable had exercise prices of $5.13.

The fair value of each option grant under the Director Stock Option Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1997 grants: risk-free interest rate of
6.5 percent; expected dividend yield of 0.0 percent; expected life of 5 years; expected volatility of 95.1%.


The Company has issued stock purchase warrants with a variety of terms and conditions. During 1996, the exercise prices of certain warrants were reduced from $11.00 and $15.00 to $10.00 and $13.00, respectively.

The following summarizes stock purchase warrant transactions during the period:

                                                 Number   Exercise Prices
              Outstanding December 31, 1995      652,500     4.00 - 15.00
                Granted                                -                -
                Exercised                        (50,000)            4.00
                Canceled/Expired                       -                -
                                               ---------------------------
              Outstanding December 31, 1996      602,500     6.90 - 13.00
                Granted                                -                -
                Exercised                              -                -
                Canceled/Expired                       -                -
                                               ---------------------------
              Outstanding December 31, 1997      602,500     6.90 - 13.00
                Granted                            5,000             3.19
                Exercised                              -                -
                Canceled/Expired                (325,000)    6.90 - 13.00
                                               --------------------------
              Outstanding December 31, 1998      282,500   $3.19 - $13.00
                                               ==========================

At December 31, 1998, 282,500 warrants were exercisable. The warrants expire at various dates through September, 2001.


8.      INCOME TAXES:

The provision for income taxes consists of the following components:

                              For the Year    For the Year    For the Year
                                 Ended           Ended           Ended
                             Dec. 31, 1998   Dec. 31, 1997    Dec. 31, 1996
                             -------------   -------------   --------------
Current:
   Federal                             $ -             $ -            $ 21
   State                                 -               -               -
                              --------------------------------------------
      Subtotal                           -               -              21
Deferred                               720               -             134
                              --------------------------------------------
      Total                          $ 720             $ -            $155
                              ============================================

The tax effects of temporary differences giving rise to the deferred items are as follows for the years ended December 31:


                                                           1998        1997
                                                           ----        ----
      Deferred tax assets:
         Net operating loss carryforwards                $4,783      $3,603
         Inventory reserves                               1,255       1,115
         Other                                              252         787
                                                       --------------------
            Total deferred tax assets                     6,290       5,505
         Valuation allowance                             (6,290)     (4,785)
                                                       --------------------
           Deferred tax assets, net of allowance       $   -        $   720
                                                       ====================

In accordance with SFAS No. 109, the gross deferred tax asset at December 31, 1998, of $6,290, has been reduced to zero by a full valuation allowance of $6,290. The Company recorded a $720,000 provision for income taxes during 1998 to provide a full valuation allowance on its deferred tax asset. As required by SFAS No. 109, and taking into consideration past losses, the Company recorded the additional valuation reserve.


At December 31, 1998, the Company has approximately $13,667 of net operating loss carryforwards for federal income tax purposes. These losses expire beginning 2009 through 2012. The use of approximately $498 of these losses is limited to approximately $249 per year for the next two years because the loss was generated in a short tax year.

9.      COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company has entered into certain noncancelable operating lease agreements related to office and warehouse space and equipment. Total lease expense under operating leases was $281, $272 and $222 for the years ended December 31, 1998, 1997 and 1996, respectively. The minimum annual rental commitments under operating leases are as follows for the years ending December 31:

              1999                               $304
              2000                                304
              2001                                241
              2002                                  3
                                                 ----
                 Total                           $852
                                                 ====

LITIGATION

The Company is involved in legal actions in the ordinary course of its business. While no reasonable estimates of potential liability can be determined, management believes that such legal actions will be resolved without a material effect on the Company's financial position or results of operations.

EMPLOYMENT CONTRACTS

The Company has employment contracts with various officers with remaining terms ranging from one to three years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1998, under such contracts is approximately $1,439. These agreements may also include additional compensation to officers related to sales commission bonuses that could be equal to two percent of the Company's sales.

10.     DISTRIBUTORSHIP AND SALES AGENCY AGREEMENTS:

In February 1996, the Company entered into an exclusive distribution agreement with Aristocrat Leisure Industries ("Aristocrat") of New South Wales, Australia for the marketing and distribution of games in Australia, New Zealand, Papua New Guinea, Taiwan, New Caledonia, Malaysia, the Philippines and

Singapore (hereinafter "Australasia"). The Company has granted Aristocrat an initial five-year exclusive license expiring February 2001 to distribute its blackjack, craps and roulette games to all legalized Australasia video gaming jurisdictions. Pursuant to the agreement, the Company has agreed to sell its games at discounted distributor's pricing in exchange for a minimum purchase quantity of 100 units per year. Aristocrat commenced marketing the Company's blackjack, and roulette games subsequent to obtaining technical approval from New South Wales, Australia gaming authorities in September 1997. Pursuant to this agreement, the Company sold an aggregate of 99 games in 1997 and 86 games in 1998. Due to the declining multi-player game sales in their territory, sales to this distributor declined in the third and particularly fourth quarters of 1998, and the Company has not forecasted sales to this customer in 1999.

In March 1998, the Company entered into a business consulting agreement with Jean D. Leclair and the Leclair Group ("Consultant"), under which the Consultant provides business consulting services to the Company in Quebec, Canada. Additionally, the Consultant may also assist the Company in securing agreements for the purchase of the Company's products in Quebec and Atlantic Canada. For services to the Company in securing agreements for the purchase of the Company's products, the Consultant will be paid a commission for game sales acquired with Loto Quebec and the Atlantic Lottery Corporation. This agreement is for an initial period of one year, with provision for renewal on a month to month basis upon mutual written agreement.

In May 1998, the Company entered into a one-year exclusive agency agreement with Bill Engle, an individual. Under the agreement, the agent represents the Company's products for sale in the Canadian provinces of British Columbia, Ontario, Nova Scotia (for casino customers only), Saskatchewan, Alberta and Manitoba. The agent receives a commission equal to the difference between the amount received for sales initiated by the agent and prices stated in the agreement for each product. This agreement may be renewed for up to two successive one-year terms upon the agreement of the parties and on the terms and conditions set forth in the agency agreement.

In December 1998, the Company entered into a three-year exclusive agreement with DGS, Inc. ("DGS") for the distribution and service of the Company's blackjack and 21 Stud products in the State of South Carolina. The Company and DGS will negotiate minimum sales targets for each year of the agreement. If DGS fails to purchase for resale the minimum number of units in any contract year, the Company may give notice to terminate the agreement. This agreement provides for automatic renewal annually after the original term, up to a total of eight years, and may be terminated by either party under certain circumstances.

The Company has submitted its applications for licensure in New Jersey and Connecticut, and will apply for approval of its various games. Once the Company is able to sell product in these jurisdictions, it will be represented by Par 4 ("Agent") under terms of a two-year exclusive agency agreement entered into in January 1999. Under the agreement, the agent represents certain of the Company's products for sale in Atlantic City, New Jersey and the State of Connecticut. The Company and Agent will negotiate minimum sales targets for each year of the agreement. If Agent fails to obtain sales orders for at least 75 percent of the target number of units in any contract year, the Company may give notice to terminate the agreement. This agreement provides for automatic renewal annually after the original term and may be terminated by either party under certain circumstances.

The Company also has exclusive distributorship agreements with Vista Gaming Corporation, Ludi S.F.M. and with S.A.M. Eurusa.

11.     SUBSEQUENT EVENTS:

REPURCHASE OF COMMON STOCK

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 400,000 shares of its outstanding Common Stock, at market price, from a shareholder. The Company entered into a Stock Redemption Agreement with such shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four year convertible note and a warrant to purchase 50,000 shares of the Company's Common Stock. The note is unsecured, paying interest of 5% per annum and will be convertible at the closing market price of the Company's Common Stock on the date of the issuance of the note. The note may not be converted in the first year following issuance. The exercise price of the warrant will be the same as the conversion price of the note. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the note and the warrant.

                   INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                       Schedule II - Valuation and Qualifying Accounts
                                        (In Thousands)

Description                             Balance    Charged to  Amount   Balance
                                        Beginning   Costs and  Written   End of
                                       of Period    Expenses     Off     Period
                                       ----------  ---------- --------- --------
Reserve for inventory obsolescence:

 For the year ended 12/31/96            $  649       $1,308    $   64     $1,893

 For the year ended 12/31/97             1,893          112     1,124        881

 For the year ended 12/31/98               881          571       505        947


Description                                         Charged/
                                        Balance    (Credited)    Amount    Balance
                                       Beginning    to Costs     Written    End of
                                       of Period  and Expenses     Off     Period
                                       ---------- ------------- --------- ---------
Allowance for doubtful notes and
  accounts receivable:

 For the year ended 12/31/96                $ 70         $ 78        $ -      $148

 For the year ended 12/31/97                 148         (48)          -       100

 For the year ended 12/31/98                 100            -         15        85

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On October 26, 1999, Arthur Andersen LLP (the "Former Accountant") resigned as independent public accountant to the Company. During the Company's two most recent fiscal years and the subsequent interim period through October 26, 1998, there have been no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their report on the financial statements for such years. The Former Accountant's report for the fiscal year ended December 31, 1996, for which that firm audited such financial statements, contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. The Former Accountant's report for the fiscal year ended December 31, 1997, for which that firm audited such financial statements, indicated that the Company has suffered recurring negative cash flow from operations that raise substantial doubt about the Company's ability to continue as a going concern. A letter from the Former Accountant addresses the Securities and Exchange Commission stating that they agree with the Company's response to this Item is filed with the Commission as an Exhibit to the Company's Form 8-K dated October 30, 1998. On December 14, 1998, the Company retained the services of Kafoury, Armstrong & Co. as its certified public accountants. The Audit Committee of the Company's Board of Directors did not approve of the resignation of the Former Accountant, but did approve of the engagement of Kafoury, Armstrong & Co.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 31, 1998 and forwarded to stockholders prior to the Company's 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"), is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information in the 1999 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information in the 1999 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof " to, but not including, the caption "Election of Directors," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 1999 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                                                   Page
                                                                                   ----
Report of Independent Public Accountants - Kafoury, Armstrong .& Co . . . . .       33

Report of Independent Public Accountants - Arthur Andersen LLP . . . . . . . .      34

Consolidated Balance Sheets as of December 31, 1998 and 1997 . . . . . . . . .      35

Consolidated Statements of Operations for the years ended December 31, 1998,
1997  and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36

Consolidated Statements of Stockholders' Equity for the years ended December
31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .       37

Consolidated Statements of  Cash Flows for the years ended December 31, 1998,
1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . .      39



(a)(3) Exhibits

3.1(a)  Articles of Incorporation, as amended (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2
        (File No. 33-61492C) (the "SB-2")
3.1(b)  Certificate of Designation relating to Series B Convertible Preferred
        Stock (Incorporated herein by reference to Exhibit 4 to the Company's report on Form 10-Q for the quarter ended March 31, 1998) (the "March
        31, 1998 10-Q")
3.2     Bylaws (Incorporated herein by reference to Exhibit 3.2 to the SB-2)
10.1    1992 Stock Option and Compensation Plan, as amended (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed
        April 24, 1997) +
10.2    Agreement by and between the Company and Grand Casinos, Inc., dated as of July 28, 1994 (Incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K for the fiscal year ended July 31,
        1994)
10.3    Employment Agreement between the Company and Edward G. Stevenson dated
        February 15, 1996 (Incorporated herein by reference to Exhibit 10.16 to the Company's report on Form 10-K for the fiscal year ended December
        31, 1995) (the "December 31, 1995 10-K")
10.4    Exclusive Distributorship Agreement between the Company and Aristocrat
        Leisure Industries PTY LTD dated February 7, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's December 31, 1995 10-K)
10.5    Assignment between the Company, NANAO and IREM dated February 2, 1996
        (Incorporated herein by reference to Exhibit 10.19 to the Company's
        December 31, 1995 10-K)
10.6    Parts Supply Agreement between the Company and IREM dated February
        2, 1996 (Incorporated herein by reference to Exhibit 10.20 to the
        Company's December 31, 1995 10-K)
10.7    Agreement between the Company and H Square Corporation dated April 26,
        1996 (Incorporated herein by reference to Exhibit 10.21 to the Company's
        December 31, 1995 10-K)
10.8    Second Amendment to Share Exchange Agreement between the Company and
        Grand Casinos, Inc. dated December 1, 1995 (Incorporated herein by reference to Exhibit 10.23 to the Company's December 31, 1995 10-K)
10.9    Exclusive Distributorship Agreement between the Company and Ludi S.F.M.
        dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.24 to the Company's December 31, 1995 10-K)
10.10   Exclusive Distributorship Agreement between the Company and S.A.M. EURSA dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.25 to the Company's December 31, 1995 10-K)
10.11   Product Development and Revenue Sharing Agreement between the Company and IGT, dated November 18, 1996 (Incorporated herein by reference to
        Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended December 31, 1996) (the "December 31, 1996 10-K")
10.12   Lease agreement between the Company and Dermody Properties, dated July
        9, 1996 (Incorporated herein by reference to Exhibit 10.20 to the
        Company's December 31, 1996 10-K)
10.13   Loan Agreement between the Company and Finova Capital Management dated as of April 13, 1998 (Incorporated herein by reference to Exhibit 10.1 to the Company's March 31, 1998 10-Q)
10.14   Form of Subscription Agreement dated May 13, 1998 (Incorporated herein by reference to Exhibit 10.2 to the Company's March 31, 1998 10-Q)
10.15   Form of Registration Rights Agreement dated May 13, 1998 (Incorporated herein by reference to Exhibit 10.3 to the Company's March 31, 1998
        10-Q)
10.16   1997 Director Stock Option Plan (Incorporated herein by reference to
        Annex A to the Company's Schedule 14A filed April 24, 1997)
10.17   1998 Non-Executive Employee Stock Option Plan
10.18   Agreement between the Company and Edward G. Stevenson dated January 1,
        1999
21      List of Subsidiaries
23.1    Consent of Kafoury, Armstrong & Co.
23.2    Consent of Arthur Andersen LLP
27      Financial Data Schedule - which is only submitted electronically to the
        Securities and Exchange Commission for EDGAR information purposes.

+ Agreement relates to Executive Compensation.

(b) Reports on Form 8-K.

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


                                 INNOVATIVE GAMING CORPORATION OF AMERICA
                                 Registrant



Date: March 30, 1999             By:  /s/ Edward G. Stevenson
                                    -----------------------------------
                                    Name:  Edward G. Stevenson
                                    Title: Chief Executive Officer and Chairman


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.

              Name                       Title

   /s/ Edward G. Stevenson               Chief Executive Officer and Chairman
-------------------------------------    (principal executive officer)
       Edward G. Stevenson



   /s/ Scott Shackelton                  Vice President-Finance, Chief Financial
-------------------------------------     Officer (principal accounting officer)
        Scott Shackelton


  /s/ Lyle Berman                         Director
-------------------------------------
      Lyle Berman

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
-------                          -----------
3.1(a)  Articles of Incorporation, as amended (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2
        (File No. 33-61492C) (the "SB-2")
3.1(b)  Certificate of Designation relating to Series B Convertible Preferred
        Stock (Incorporated herein by reference to Exhibit 4 to the Company's report on Form 10-Q for the quarter ended March 31, 1998) (the "March
        31, 1998 10-Q")
3.2     Bylaws (Incorporated herein by reference to Exhibit 3.2 to the SB-2)
10.1    1992 Stock Option and Compensation Plan, as amended (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed
        April 24, 1997) +
10.2    Agreement by and between the Company and Grand Casinos, Inc., dated as of July 28, 1994 (Incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K for the fiscal year ended July 31,
        1994)
10.3    Employment Agreement between the Company and Edward G. Stevenson dated
        February 15, 1996 (Incorporated herein by reference to Exhibit 10.16 to the Company's report on Form 10-K for the fiscal year ended December
        31, 1995) (the "December 31, 1995 10-K")
10.4    Exclusive Distributorship Agreement between the Company and Aristocrat
        Leisure Industries PTY LTD dated February 7, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's December 31, 1995 10-K)
10.5    Assignment between the Company, NANAO and IREM dated February 2, 1996
        (Incorporated herein by reference to Exhibit 10.19 to the Company's
        December 31, 1995 10-K)
10.6    Parts Supply Agreement between the Company and IREM dated February
        2, 1996 (Incorporated herein by reference to Exhibit 10.20 to the
        Company's December 31, 1995 10-K)
10.7    Agreement between the Company and H Square Corporation dated April 26,
        1996 (Incorporated herein by reference to Exhibit 10.21 to the Company's
        December 31, 1995 10-K)
10.8    Second Amendment to Share Exchange Agreement between the Company and
        Grand Casinos, Inc. dated December 1, 1995 (Incorporated herein by reference to Exhibit 10.23 to the Company's December 31, 1995 10-K)
10.9    Exclusive Distributorship Agreement between the Company and Ludi S.F.M.
        dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.24 to the Company's December 31, 1995 10-K)
10.10   Exclusive Distributorship Agreement between the Company and S.A.M. EURSA dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.25 to the Company's December 31, 1995 10-K)
10.11   Product Development and Revenue Sharing Agreement between the Company and IGT, dated November 18, 1996 (Incorporated herein by reference to
        Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended December 31, 1996) (the "December 31, 1996 10-K")
10.12   Lease agreement between the Company and Dermody Properties, dated July
        9, 1996 (Incorporated herein by reference to Exhibit 10.20 to the
        Company's December 31, 1996 10-K)
10.13   Loan Agreement between the Company and Finova Capital Management dated as of April 13, 1998 (Incorporated herein by reference to Exhibit 10.1 to the Company's March 31, 1998 10-Q)
10.14   Form of Subscription Agreement dated May 13, 1998 (Incorporated herein by reference to Exhibit 10.2 to the Company's March 31, 1998 10-Q)
10.15   Form of Registration Rights Agreement dated May 13, 1998 (Incorporated herein by reference to Exhibit 10.3 to the Company's March 31, 1998
        10-Q)
10.16   1997 Director Stock Option Plan (Incorporated herein by reference to
        Annex A to the Company's Schedule 14A filed April 24, 1997)
10.17   1998 Non-Executive Employee Stock Option Plan
10.18   Agreement between the Company and Edward G. Stevenson dated January 1,
        1999
21      List of Subsidiaries
23.1    Consent of Kafoury, Armstrong & Co.
23.2    Consent of Arthur Andersen LLP
27      Financial Data Schedule - which is only submitted electronically to the
        Securities and Exchange Commission for EDGAR information purposes.