Form 10-Q
period 1999-03-31
INNOVATIVE GAMING CORP OF AMERICA
filed 1999-05-17
CIK 897795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    March 31, 1999
                               -------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to              .
                               -------------    -------------

Commission file number       0-22482         .
                      -----------------------


                    INNOVATIVE GAMING CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Minnesota                                            41-1713864
--------------------------------                            --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                    4725 Aircenter Circle, Reno, Nevada 89502
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (775) 823-3000
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

Yes     [X]          No     [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 7, 1999 there were 6,657,688 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                 March 31, 1998



Part I:      Financial Information

Item 1.      Financial Statements
             Consolidated Condensed Balance Sheets -
             March 31, 1999 (Unaudited) and December 31, 1998                 3

             Consolidated Condensed Statements of Operations -
             for the three months ended
             March 31, 1999 and 1998 (Unaudited)                              4

             Consolidated Condensed Statements of Cash Flows -
             for the three months ended
             March 31, 1999 and 1998 (Unaudited)                              5

             Notes to Consolidated Condensed
             Financial Statements                                             6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                       8

Part II:     Other Information

Item 1.      Legal Proceedings                                               14

Item 6.      Exhibits and Reports on Form 8-K                                14

             Signatures                                                      15

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                      March 31,       December 31,
                                                                                        1999             1998
                                                                                      ---------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                           $    247         $  1,617
  Restricted investments                                                                   700              700
  Accounts receivable                                                                      816            1,186
  Current portion of notes receivable                                                      334              334
  Inventories                                                                            9,218            9,244
  Prepaid expenses and other                                                               388              384
                                                                                      --------         --------
     Total current assets                                                               11,703           13,465

NOTES RECEIVABLE, LESS CURRENT PORTION                                                     279              362
PROPERTY AND EQUIPMENT, NET                                                              1,403            1,389
INTANGIBLE ASSETS, NET                                                                   1,889            1,877
                                                                                      --------         --------

              TOTAL ASSETS                                                            $ 15,274         $ 17,093
                                                                                      ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                                    $    354         $    313
  Accrued liabilities                                                                      475              524
  Notes payable - current portion                                                          523              528
                                                                                      --------         --------
     Total current liabilities                                                           1,352            1,365

  Notes payable - net of current portion                                                 1,171              856
                                                                                      --------         --------

    Total liabilities                                                                    2,523            2,221
                                                                                      --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par avalue, nonvoting,
     4,000 shares authorized, 2,850 and 3,000 shares outstanding, respectively              --               --
  Common stock, $.01 par value, 100,000,000 shares authorized,
   7,301,175 and 7,535,211 shares issued and outstanding, respectively                      73               75
  Additional paid-in capital                                                            32,241           32,676
  Accumulated deficit                                                                  (19,563)         (17,879)
                                                                                      --------         --------

     Total stockholders' equity                                                         12,751           14,872
                                                                                      --------         --------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 15,274         $ 17,093
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


                                                          Three Months
                                                         Ended March 31,
                                                    -----------------------
                                                     1999            1998
                                                    -------         -------

SALES                                               $   825         $ 2,249

COST OF SALES                                         1,029           1,627
                                                    -------         -------

    Gross profit                                       (204)            622

SELLING, GENERAL AND ADMINISTRATIVE                   1,459           1,214
                                                    -------         -------

    Loss from operations                             (1,663)           (592)

INTEREST INCOME, NET                                     15              31
                                                    -------         -------

NET LOSS                                             (1,648)           (561)

   Preferred stock dividends                             29              --
                                                    -------         -------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS        ($1,677)        ($  561)
                                                    =======         =======


BASIC - LOSS PER SHARE OF COMMON STOCK              ($ 0.22)        ($ 0.07)
                                                    =======         =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                            7,505           7,535
                                                    =======         =======



See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 Three Months
                                                                                Ended March 31,
                                                                            -----------------------
                                                                             1999            1998
                                                                            -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  ($1,648)        ($  561)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                                245             248
   Provision for inventory obsolescence                                         105              83
   Changes in operating assets and liabilities                                  356              67
                                                                            -------         -------

     Cash flows used for operating activities                                  (942)           (163)
                                                                            -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations           (158)             84
  Purchases of property and equipment                                           (13)           (111)
  Purchase of intangible assets                                                (100)             --
                                                                            -------         -------

     Cash flows used in investing activities                                   (271)            (27)
                                                                            -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends paid                                                (29)             --
  Payments on long-term obligations                                            (128)            (47)
                                                                            -------         -------

     Cash flows used in financing activities                                   (157)            (47)
                                                                            -------         -------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,370)           (237)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1,617           1,518
                                                                            -------         -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   247         $ 1,281
                                                                            =======         =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                                 $    24         $     1
                                                                            =======         =======



See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

 (1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)  COMMITMENTS AND CONTINGENCIES

The manufacture, distribution and sale of the Company's products are regulated by various jurisdictions and entities, including requirements to obtain licenses and product approvals in several jurisdictions. The Company has obtained required licenses and product approvals in certain jurisdictions and is continuing efforts to obtain such approvals in other jurisdictions. Failure to successfully obtain and/or maintain such licenses and approvals, or meet other regulatory requirements could materially impact the expansion and future operation of the Company. Additionally, there is no assurance that the Company's products will be accepted in the marketplace upon obtaining regulatory approvals. As a result, the Company's quarterly results may be volatile until all such licenses and product approvals have been obtained, appropriate marketing efforts have been successfully performed and the Company's products are accepted in major gaming markets.

The Company purchases certain key electronic components, which are not available from other sources, from a Japanese supplier at a negotiated fixed price for a period extending into mid-1999.

(3)  RELATED PARTY TRANSACTIONS

Lakes Gaming, Inc. ("LGI"), (formerly Grand Casinos, Inc.) which is in the business of owning, managing and developing casinos, is a stockholder of the Company. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of LGI, and was Chief Executive Officer of Grand Casinos, Inc. from October 1991 through March 1998. Mr. Berman continues to serve on the Board of Directors of the Company. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under a 1998 agreement between the Company and LGI, used multi-player machines which LGI previously purchased from the Company could be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games could be applied to the purchase of one new Bonus Streak game from the Company and with minimum proceeds of $5,000 to be credited to LGI for each game sold by the Company. During 1998, LGI submitted 15 such used multi-player games to the Company for sale under the consignment agreement. In the first quarter of fiscal 1999, the Company delivered 5 Bonus Streak games to casinos managed by LGI in exchange for the used multi-player games submitted to the Company for sale under this agreement. The Company made no machine sales to LGI during the three-month periods ended March 31, 1998 or 1999.

(4) INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes" - (SFAS No. 109) under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999
                                   (UNAUDITED)


Company had cumulative federal net operating loss carry forwards of approximately $13,667,000 as of December 31, 1998. These losses, if not used, begin to expire in 2009 through 2012. The use of approximately $498,000 of these losses is limited to approximately $249,000 per year for the next two years because the loss was generated in a short tax year. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry forwards.

(5)  EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share"-(SFAS No. 128). SFAS No. 128 is effective for periods ending after December 15, 1997, and replaces previously reported earnings per share with "basic" and "diluted" earnings per share. The earnings per share data for the periods presented is based on weighted average common shares outstanding, which is equivalent to "basic" earnings per share as calculated under SFAS No. 128. Diluted earnings per share is not presented because the resulting earnings per share would be antidilutive for each period reported. .

(6)  PREFERRED STOCK PRIVATE PLACEMENT

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000. The stated par value per share is $.01, resulting in a total par value of thirty dollars being recorded as Series B Convertible Preferred Stock, and the balance of approximately $3.0 million is included in Additional Paid-in Capital. The Company received net proceeds of approximately $2,804,000 after the payment of fees and expenses associated with such private placement. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion. Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event a holder of Preferred Stock that is unable to convert shares of Preferred Stock into Common Stock at a discount because either a) 1,505,000 shares have been issued at a discount or b) such holder would beneficially own in excess of 4.9% of the Company's Common Stock, then the Company may either 1) redeem any unconverted Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) convert such unconverted shares without a discount into Common Stock and pay cash to the holder of such unconverted shares equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Preferred Stock at 115% of par in cash. As of March 31, 1999, shares representing $150,000 of Preferred Stock had been converted into Common Stock, and all of the outstanding $2,850,000 of Preferred Stock was convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on November 13, 1999. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated May 13, 1998. The effective date of the Registration Statement filed with the Securities and Exchange Commission was September 3, 1998, and all necessary gaming regulatory approvals have been received. The 9% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $296,703, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Preferred Stock to the earliest conversion date. Income available to holders of Common Stock was be reduced by approximately $140,934, $143,406 and $12,363 during the second, third and fourth quarters of 1998, respectively.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999
                                   (UNAUDITED)


(7)  SUBSEQUENT EVENT

REPURCHASE OF COMMON STOCK

In April 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 700,000 shares of its outstanding Common Stock, at market price, from Lakes Gaming Inc. ("LGI"). The Company entered into a Stock Redemption Agreement with ("LGI") pursuant to which the Company redeemed 700,000 shares of Company Common Stock beneficially owned by LGI in exchange for a four year convertible note and a warrant to purchase 87,500 shares of the Company's Common Stock. The note is unsecured, paying interest of 5% per annum (which is due on maturity), and will be convertible at the closing market price of the Company's Common Stock on the date of the issuance of the note. The note may not be converted in the first year following issuance. The exercise price of the warrant will be the same as the conversion price of the note. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the note and the warrant.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was formed in 1991 to develop, manufacture, market and distribute group participation and other specialty gaming machines. The Company manufactures, markets and distributes BJ Blitz TM, Hot Shot Dice TM, Lightning Strike Roulette TM, Supersuits Progressive Blackjack TM, Bonus Streak TM and Mythical Reels TM to certain gaming markets worldwide. Since inception, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games. The Company has begun to expand and diversify its product line by developing and marketing single player games such as Bonus Streak and Mythical Reels. The Company has also developed a new series of video slot machines which incorporate a unique PC platform operating system, which the Company plans to begin marketing in late 1999 after obtaining regulatory approvals. Additionally, the Company is currently developing Revolving Rings TM, an entirely new operational game concept, which incorporates the excitement of playing both roulette and pinball.

The Company is continuing the expansion of its customer markets by submitting applications for licensing in additional gaming jurisdictions and, where licensed, submitting its products for technical approval. The Company has pending applications in Connecticut and New Jersey. Effective April 1, 1999, the Company received a temporary permit from the Iowa Racing and Gaming Commission. Also in April 1999, the Company received a temporary manufacturer's license and distributor's license from the South Dakota Gaming Commission. Previously registered with Quebec and the Atlantic Lottery Corporation, the Company has obtained approval to sell gaming devices in Alberta, Manitoba, Saskatchewan and has applications pending in British Columbia and Ontario. In December 1998, the Company's Bonus Streak(TM) game received approval in Mississippi and, during the first quarter of fiscal 1999, its Mythical Reels TM game received approval in Nevada, Louisiana, Colorado, Arizona, New Mexico, and Alberta, Canada. The Company has applied for technical game approval of its products in Canada and France. In February 1999, the Company submitted its single player video slot machine to the Nevada Gaming Control Board for approval. In late March and April 1999, the initial Mythical Reels games were installed in Caesar's Palace and Luxor, Las Vegas, and the Peppermill Casino in Reno.

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

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                    MARCH 31, 1999 COMPARED TO MARCH 31, 1998

For the three months ended March 31, 1999, the Company recorded a pretax loss attributable to Common Stock shareholders of $1,677,000, or $.22 per share compared to a loss of $561,000, or $.07 per share for the three months ended March 31, 1998. The loss attributable to common shareholders for the three months ended March 31, 1999 included an adjustment for preferred stock dividends. The increased operating loss in the first quarter of fiscal 1999 was primarily attributable to low sales volume and increased expenses incurred related to the Company's continuing efforts to develop/enhance and license its products and introduce those products into new markets.

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended March 31, 1999, were $825,000 compared to $2,249,000 recorded in the quarter ended March 31, 1998. This decrease in revenues was primarily due to a decrease in sales of multi-player games from 33 in 1998 to 7 in 1999. Management anticipates increased sales revenue in subsequent quarters provided that the Company is granted licenses in additional key gaming jurisdictions, the Company obtains additional financing and that the Company's products are accepted in the marketplace. It is also anticipated that new single player products recently introduced and being developed for future introduction will contribute to increasing revenues in the future. However, there can be no assurance that sales revenue in subsequent quarters will increase. The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three-month periods ended March 31, 1999 and 1998:

                                              Three months ended        Three months ended
                                                March 31, 1999            March 31, 1998
                                            ------------------------------------------------
                 Sales revenue                          $  825,000                $2,249,000
                                            ================================================
                 Product line:              Percentage of revenue:     Percentage of revenue:
                                            ----------------------     ---------------------
                    Multi-player games                          44%                       83%
                    Single player games                         17%                        8%
                    Parts sales and other                       10%                        3%
                    Lease participation                         29%                        6%
                                            ------------------------------------------------
                       Total                                   100%                      100%
                                            ================================================

Sales for the three months ended March 31, 1998, included 19 multi-player games to the Company's distributor in Australia, while no sales were made to this customer in the comparable 1999 period. Due to the declining multi-player game sales in their territory, sales to this distributor declined, particularly in the third and fourth quarters of 1998, and the Company has not forecasted sales to this customer in 1999. Overall Company sales will continue to be volatile until, among other things, the Company obtains additional financing, the Company's products are accepted by the market place and new jurisdictional licenses and/or distribution agreements are obtained.

The Company recorded a negative gross margin for the first quarter of 1999 compared to a gross margin 27.7% for the first quarter of 1999. The negative gross margin in 1999 was primarily due to unabsorbed labor and overhead costs attributable to low production volume in the first quarter 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended March 31, 1999 was $1,459,000 compared to $1,214,000 for the three months ended March 31, 1998. This increase in expense was due primarily to an increased investment in engineering and development costs for new product development and costs associated with applications for licensing in various jurisdictions.

INTEREST INCOME

In the quarter ended March 31, 1999, net interest income was $15,000 compared to $31,000 in the quarter ended March 31, 1998. The decrease in net interest income was due to a decrease in investments in interest bearing accounts and interest expense incurred on increased debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
              MARCH 31, 1999 COMPARED TO MARCH 31, 1998 - CONTINUED


PREFERRED STOCK DIVIDENDS

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000. As of March 31, 1999, 150 shares of the Preferred Stock had been converted to Common Stock of the Company. An annual dividend of 4% is paid quarterly in arrears, and may be paid either in Preferred Stock of the Company or cash at the Company's discretion.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $19,563,000 as of March 31, 1999. Due to weaker than expected demand for the Company's current products, the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future results are highly dependent on the Company's ability to, among other things, obtain short-term financing, adequately finance and develop new products, obtain the necessary licenses and/or product approvals in various jurisdictions in order to expand its market base, and customer acceptance of its existing and new products. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process. Due to the unique nature and prices of the Company's products, it is difficult to predict the appropriate selling cycle time frame involved in each new jurisdiction. Operating results are also affected by seasonal factors in certain markets, cycles of casino expansions and equipment replacements, changing technology and the expansion or addition of gaming markets. In addition to obtaining short-term financing, the Company will require additional capital to manufacture and distribute new products. There can be no assurance that the Company can obtain additional financing on terms acceptable to the Company, if at all.

As a result of these and other factors, the Company expects quarterly results to be volatile until the Company's products are accepted by the market place and licenses and approvals are obtained in certain major gaming markets. The Company has experienced delays in acquiring certain gaming licenses and/or product approvals in key jurisdictions. Future sales and earnings levels are expected to continue to be negatively impacted until, among other things, the Company obtains additional financing, approvals are received in new jurisdictions and the Company's products are accepted by the market place. The Company has applied to be licensed in various jurisdictions, both foreign and domestic, which allow gaming, and has or will apply for technical game approval of its products in such jurisdictions after appropriate licenses have been granted by regulatory authorities.

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

Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event a holder of Preferred Stock that is unable to convert shares of Preferred Stock into Common Stock at a discount because either a) 1,505,000 shares have been issued at a discount or b) such holder would beneficially own in excess of 4.9% of the Company's Common Stock, the Company may either 1) redeem any unconverted Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

2) convert such unconverted shares without a discount into Common Stock and pay cash to the holder of such unconverted shares equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Preferred Stock at 115% of par in cash. As of March 31, 1999, Preferred Stock totaling $150,000 had been converted into Common Stock of the Company and all remaining outstanding shares of the Preferred Stock were convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on November 13, 1999. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated May 13, 1998. The effective date of the Registration Statement filed with the Securities and Exchange Commission was September 3, 1998, and all necessary gaming regulatory approvals have been received.

Through May 10, 1999, $2.8 million of Preferred Stock had not yet been converted into the Company's Common Stock. As of May 10, 1999, the Company also had cash and cash equivalents of approximately $410,000. If the holders of the Company's Preferred Stock were to attempt to convert all outstanding Preferred Stock on such date, the Company would be required to issue 1,282,523 shares of Common Stock at $.929 per share (91% of the average closing sales price as specified in the terms of the Preferred Stock), and issue 476,619 shares of Common Stock at $3.375 (the closing sales price of the Company's Common Stock on the date the Preferred Stock was issued) and pay approximately $1.17 million to the holders of the unconverted Preferred Stock pursuant to the present terms of the Preferred Stock. Any such attempted conversion of Preferred Stock could have a significant material adverse effect on the Company if no alternative arrangements could be reached with the holders of the Preferred Stock. The material adverse effects which could occur include, but are not limited to: liquidation of all or part of the Company's assets or sale of additional securities at a discount.

The 9% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Preferred Stock was issued. The total value of the beneficial conversion feature or dividend was $296,703, which reduced income available for holders of the Company's Common Stock and therefore reduced earnings per share on a pro rata basis over the period from issuance of the Preferred Stock to the earliest conversion date. Income available to holders of Common Stock was reduced by approximately $140,934, $143,406 and $12,363 during the second, third and fourth quarters of 1998, respectively.

As of March 31, 1999, the Company had a $300,000 standby letter of credit primarily to facilitate acquisition of components and supplies from a foreign vendor. As of March 31, 1999, no amount was outstanding pursuant to this facility. This facility is collateralized by short-term investments of the Company.

In April 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 700,000 shares of its outstanding Common Stock, at market price, from Lakes Gaming Inc. ("LGI"). The Company entered into a Stock Redemption Agreement with ("LGI") pursuant to which the Company redeemed 700,000 shares of Company Common Stock beneficially owned by LGI in exchange for a four year convertible note and a warrant to purchase 87,500 shares of the Company's Common Stock. The note is unsecured, paying interest of 5% per annum (which is due on maturity), and will be convertible at the closing market price of the Company's Common Stock on the date of the issuance of the note. The note may not be converted in the first year following issuance. The exercise price of the warrant will be the same as the conversion price of the note. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the note and the warrant. Also, in March 1999, the Company redeemed 400,000 shares of Common Stock from another shareholder who beneficially owned in excess of 5% of the Company's outstanding Common Stock on substantially the same terms as the LGI redemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

The Company had $247,000 and $1,617,000 in cash and cash equivalents as of March 31, 1999 and December 31, 1998, respectively. Additionally, the Company had restricted investments totaling $700,000 in the form of a certificate of deposit. Of this amount $300,000 was pledged as collateral against certain bank credit arrangements and the remaining $400,000 was available to the Company with a nominal penalty for withdrawal before maturity. In April 1999, upon maturity of the certificate of deposit, the amount pledged as collateral was reduced to $150,000, and the unrestricted balance of $550,000 was transferred to the Company's checking account.

The Company has experienced negative cash flow from operations of $942,000 in the quarter ended March 31, 1999. In addition, sales in the first four months of 1999 have been below management's expectations. Management has taken certain steps to address the Company's future liquidity and cash flow requirements by negotiating with a third party lender to borrow approximately $675,000, on a secured basis, in addition to attempting to control costs and through inventory reductions and other measures. As of May 10, 1999, this loan had not been funded and the Company had available cash of approximately $410,000. Assuming this loan is funded, the Company estimates that those proceeds plus its current level of cash and anticipated funds from operations would be adequate to fund cash requirements into the third quarter of 1999, which assumes, among other things, market acceptance of new games (which cannot be assured). On May 14, 1999, the Company entered into a loan commitment with a shareholder of the Company pursuant to which a group of investors represented by such shareholder agreed to loan the Company $1,000,000, subject to certain conditions, such as certain amendments to the Preferred Stock terms. Pursuant to such amendments, the Company would issue a warrant to the holders of the Company's Preferred Stock to acquire 325,000 shares of the Company's Common Stock at $1.50 per share. Such warrant would have a five year term, not be exercisable for one year from the date of issuance and would have piggy back registration rights. In exchange for such warrant, the holders of the Preferred Stock would amend certain Preferred Stock terms and convey such Preferred Stock to a third party. The lender would loan the Company $1,000,000 that would be evidenced by a three year promissory note, bearing interest at 12 percent per annum, convertible into the Company's Common Stock at the price of the Company's Common Stock at the date of issuance. The lenders would also receive three-year warrants to acquire 150,000 shares of the Company's Common Stock at the price of the Company's Common Stock at the date of issuance. The Company estimates that the proceeds of this loan, plus its current cash and anticipated funds from operations would be adequate to fund operations through 1999, which assumes, among other things, market acceptance of new games (which cannot be assured). No assurance can be given that either of these loans will close on a timely basis, if at all, or on the terms negotiated with such third parties. Failure to close one or the other of these loans on a timely basis could have a material adverse effect on the Company.

If one or the other of these loans is not funded on a timely basis, and no alternative financing is obtained, operations would only be funded into June 1999, and the Company would have to consider liquidating all or a portion of the Company's assets and potentially discontinue operations. Additionally, if the Company were to obtain this financing, but its revenues are less than anticipated, to the extent that the Company's revenues are less than anticipated, the Company may require additional short-term financing, which may not be available. Furthermore, if the Company is required to make a cash payment to redeem any unconverted shares of Preferred Stock, the Company would be unable to make such cash redemption given its current capital resources and would have to consider liquidation of all or part of the Company's assets or sale of additional common stock at a discount. Finally, assuming that the Company can satisfy its short-term capital requirements, the costly process of product development and introduction may require the Company to seek additional financing to successfully complete any such future development and introduction. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company.

YEAR 2000 UPDATE

As of March 31, 1999, the Company continued its assessment to identify and evaluate the risks of the Year 2000 issue. The Company's Year 2000 assessment considered the following: (1) the Company's products; (2) the manufacturing process of the products; (3) the Company's vendors and suppliers of materials utilized in either the Company's gaming machine products or the manufacturing process; (4) the Company's internal business information and accounting systems and (5) the Company's principal customers. To implement its assessment, the Company assigned trained internal staff to monitor and facilitate efficient Year 2000 Compliance. The Company has not utilized third-party consultants to evaluate its Year 2000 readiness.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

YEAR 2000 UPDATE -CONTINUED

With respect to the Company's internal business information and accounting systems, the Company has reviewed its financial reporting systems, IT based and otherwise, to ensure that they are Year 2000 compliant. The Company's software vendors have made assurances that their software is either Year 2000 compliant or that timely updates will be made to ensure that such software will be Year 2000 complaint. In the process of reviewing the Company's internal business information and accounting systems, the Company determined that some of its personal computers utilized by its corporate staff were not Year 2000 compliant and have been replaced.

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

Cost

Based on the Company's current assessment, the costs of addressing potential Year 2000 problems are not expected to be material or have a material adverse impact on the Company's financial position. The cost of replacing six of the Company's corporate personal computers was approximately $7,000. However, the estimated costs relating to the resolution of the Company's Year 2000 compliance issues cannot be fully and finally determined at this time.

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

and governmental actions; the Company's expectations as to achieving year 2000 readiness and the cost of achieving such readiness; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1998. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.


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

                                        INNOVATIVE GAMING CORPORATION OF AMERICA


                                                  /s/ Scott Shackelton
                                          --------------------------------------
                                                     Scott Shackelton
                                                  Chief Financial Officer
                                              (Principal Accounting Officer)



Date: May 14, 1999

                                EXHIBIT INDEX

Exhibit
Number                           Description
-------                        ---------------
27                          Financial Data Schedule