Form 10-K405/A
period 1998-12-31
INNOVATIVE GAMING CORP OF AMERICA
filed 1999-08-03
CIK 897795

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

                           Commission File No. 0-22482

                    INNOVATIVE GAMING CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MINNESOTA                             41-1713864
    ---------------------------------              -------------------
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

            4750 TURBO CIRCLE
              RENO, NEVADA                                89502
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                 (702) 823-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

        The Company has restated its results of operations for the years ended December 31, 1996 and 1998. In July 1999, the Company engaged its independent public accountants to audit its financial statements for the years ending December 31, 1996 and 1997, which were originally audited by the Company's predecessor independent public accountants. In the previously issued statements of operations, the Company recorded a $720,000 provision for income taxes in 1998 to provide a full valuation allowance on a deferred tax asset. Based on the historical information available during the re-audit of the December 31, 1996 and 1997 financial statements, management believes that this provision should be recorded in the year ended December 31, 1996. The restated financial statements reflect the transfer of this tax provision from 1998 to 1996.


                              LIST OF ITEMS AMENDED

PART II

        Item 6  Selected Financial Data

        Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item 8  Financial Statements

PART IV

        Item 14 Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

        This Amendment on Form 10-K/A amends the above listed Items in the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1998. This amendment is filed in connection with the Company's restatement of its financial statements for the years ended December 31, 1998, 1997 and 1996.

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

                                         For the Year     For the Year     For the Year     For the Year     For the Five
                                            Ended             Ended           Ended            Ended         Months Ended
                                         December 31,      December 31,    December 31,     December 31,      December 31,
                                             1998             1997             1996             1995             1994
                                         ------------      ------------    ------------     ------------      ------------
Statement of operations data:
  Net sales                                $  8,509         $ 10,292         $  2,664         $  6,352         $    470
  Gross profit                                1,375            3,103              529            1,589              199
  Operating loss                             (4,444)          (2,182)          (6,592)          (2,765)          (2,179)
  Net loss                                   (4,338)          (1,935)          (6,899)          (2,114)          (1,129)
  Net loss per common share                   (0.63)           (0.43)           (1.09)           (0.38)           (0.20)

Cash flow data:
   Cash provided by (used for):
     Operating activities                    (2,106)          (7,516)          (2,726)             591           (1,226)
     Investing activities                       (92)             555            3,784           (4,399)          (1,033)
     Financing activities                     3,297            4,486            1,038              (87)          (1,044)
   Increase (decrease) in cash
      and cash equivalents                    1,099           (2,475)           2,096           (3,895)          (3,303)

Balance sheet data (end of period):
  Cash, cash equivalents and
   available-for-sale securities              1,617              518            5,959            8,749            5,796
  Working capital                            12,100           12,603           11,996           16,039           17,616
  Total assets                               17,093           18,461           15,256           18,929           21,417
  Long-term debt (net of
     current maturities)                        856              509               --               --                5
  Redeemable Preferred Stock                     --               --               --               --              983
  Total stockholders' equity                 14,872           16,482           14,730           18,531           19,693

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: customer acceptance of the Company's products, need for additional financing, Preferred Stock conversions, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming licenses and regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions and increased competition.

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

REGULATION - The Company distributes its products both directly to the gaming marketplace and through licensed agents and distributors. The Company is currently licensed and/or has the necessary regulatory approvals as a gaming product manufacturer and distributor in Nevada, Colorado, Mississippi, Louisiana, North Carolina, Minnesota, Iowa, Arizona, South Dakota, certain New Mexico tribal jurisdictions, Quebec and the Atlantic Lottery (four Canadian Maritime provinces). In certain jurisdictions where the Company is licensed, such as Arizona and Colorado, the Company may elect to market its products through a licensed distributor pursuant to any necessary regulatory approvals. In certain jurisdictions where licensure is not required, such as Australia, the Company may use an existing licensed distributor to sell its products pursuant to any necessary regulatory transaction approvals. Previously registered in Alberta, Manitoba, Saskatchewan, Quebec and the Atlantic Lottery Corporation, the Company has applications pending in British Columbia and Ontario. The Company has an agent to market its products in Canada. As of July 1999, the Company has submitted and has a pending application in Connecticut and has submitted games for approval in New Jersey and, through its distributor, in France. The Company intends to apply for necessary licenses or approvals in other jurisdictions both domestically and internationally where gaming is permitted.

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 400,000 shares of its outstanding Common Stock, at market price, from a shareholder. The Company entered into a Stock Redemption Agreement with such shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four year convertible note and a warrant to purchase 50,000 shares of the Company's Common Stock. In April 1999, the Company redeemed 700,000 shares of Common Stock from Lakes Gaming, Inc. on substantially the same terms as the redemption described above. This redemption was also to expedite the timing of gaming regulatory approvals in certain jurisdictions. These notes are unsecured, pay interest of 5% per annum and will be convertible at the closing market price of the Company's Common Stock on the date of the issuance of the notes. The notes may not be converted in the first year following issuance. The exercise price of the warrants will be the same as the conversion price of the notes. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the notes and the warrants. See "Common Stock Redemption" and Item 1. - "Business - Regulation."

DISTRIBUTORS - In February 1996, the Company entered into a five-year distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia to exclusively market and distribute the Company's multi-station products in Australia, New Zealand and surrounding gaming markets. Sales to this Australian distributor declined in the third and particularly fourth quarters of 1998, and the Company has not forecasted sales to this customer in 1999. In March 1996, the Company entered into a three-year exclusive distribution agreement with Ludi S.F.M. of France and its related entity Eurusa, to market and distribute the Company's multi-station products to select western European gaming markets. In January 1997, the Company granted a three-year exclusive distribution license to Vista Gaming Corporation to distribute and service the Company's multi-station blackjack and roulette, and Bonus Streak products in Colorado. In March 1998, the Company entered into a one-year business consulting agreement with Jean D. Leclair and the Leclair Group ("Leclair"). Under the agreement Leclair will, in addition to consulting, assist in securing agreements for the purchase of the Company's products in Quebec and Atlantic Canada. In May 1998, the Company entered into a one-year exclusive agency agreement with Bill Engle to represent certain of the Company's products for sale in specified provinces of Canada. In December 1998, the Company granted a three-year exclusive distribution license to DGS, Inc. to distribute the Company's multi-station blackjack and 21 Stud products in South Carolina. In January 1999, the Company granted a two-year exclusive distribution license to Par 4 to distribute certain of the Company's products in Atlantic City, New Jersey and Connecticut, subject to the Company's approval to sell products and approval of its products.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997.

For the year ended December 31, 1998, the Company reported a net loss of $4,710,000, or $.63 per share, compared to a net loss of $2,889,000, or $.43 per share, for the year ended December 31, 1997. Results from operations for both years have been adjusted for preferred stock accretion and preferred stock dividends paid. The greater loss in 1998 was primarily due to a decline in revenues and gross profit and higher expenses for engineering and product development.

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

                                                          Year ended              Year ended
                                                       December 31, 1998       December 31, 1997
                                                       -----------------       -----------------
                Sales revenue                              $ 8,509,000             $10,292,000
                                                           ===========             ===========

                                                           Percentage of          Percentage of
                Product line:                                revenue:               revenue:
                                                           -------------          -------------
                   Multi-player games                               78%                     92%
                   Single player games                               9%                      1%
                   Parts sales and other                             8%                      4%
                   Lease participation                               5%                      3%
                                                           -----------             -----------
                      Total                                        100%                    100%
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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996.

For the year ended December 31, 1997, the Company reported a net loss of $2,889,000, or $.43 per share, compared to a net loss of $6,899,000, or $1.09 per share, for the year ended December 31, 1996. For the 1997 period, results from operations have been adjusted for preferred stock accretion and preferred stock dividends paid. The greater loss in 1996 was primarily due to a one time restructuring charge of $1,716,000, a tax provision recorded to provide a full valuation allowance on the Company's deferred tax asset and lower sales volume.

SALES, COST OF SALES AND GROSS PROFIT

Sales increased to $10,292,000 during the year ended December 31, 1997 compared to $2,664,000 in the year ended December 31, 1996, due to an increase in unit sales from 33 in 1996 to 172 in 1997. The following table presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the years ending December 31, 1997 and 1996:

                                            Year ended            Year ended
                                        December 31, 1997      December 31, 1996
                                        -----------------      -----------------
        Sales revenue                      $10,292,000             $ 2,664,000
                                           ===========             ===========


                                          Percentage of           Percentage of
        Product line:                        revenue:                revenue:
                                          -------------           -------------
           Multi-player games                       92%                     91%
           Single player games                       1%                    - %
           Parts sales and other                     4%                      9%
           Lease participation                       3%                    - %
                                           -----------             -----------
              Total                                100%                    100%
                                           ===========             ===========

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

PROVISION FOR INCOME TAXES

In accordance with Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes"- (SFAS No. 109), the Company recorded a $875,000 provision for income taxes during the year ended December 31, 1996 to provide a full valuation allowance on its deferred tax asset. As required by SFAS No. 109, and taking into consideration past losses and the ability of the Company to "more likely than not" realize such benefit, the Company recorded the additional valuation reserve.

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

Each share of Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135 % of the ten-day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event there is a holder of Preferred Stock that is unable to convert shares of Preferred Stock into Common Stock at a discount because either a) 1,505,000 shares have been issued at a discount or b) such holder would beneficially own in excess of 4.9% of the Company's Common Stock, then the Company may either 1) redeem any unconverted Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) convert such unconverted shares without a discount into Common Stock and pay cash to the holder of such unconverted shares equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Preferred Stock at 115% of par in cash. As of December 31, 1998, all of the Preferred Stock was convertible into Common Stock, at the election of the holder thereof. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock. As of December 31, 1998, no Preferred Stock had been converted into Common Stock.

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

ADDITIONAL FINANCING

In June 1999, the Company received an aggregate of $1,742,000 from a private placement of notes and Series C Preferred stock. The three-year convertible secured notes totaling $1,550,000 were issued to a group of investors including a current shareholder of the Company. Interest is paid quarterly at a rate of 12% per annum, and the principal balance is due June 1, 2002. At any time after June 1, 2000, and until the principal balance is paid in full, the holders of the notes may convert the notes into Common Stock of the Company at a conversion price of $1.50 per share. The note holders may not convert the notes into Common Stock if such conversion would result in beneficial ownership by such note holder of more than 4.9% of the Company's issued and outstanding Common Stock. The note holders were also granted an aggregate of 282,500 warrants to purchase shares of the Company's Common Stock at an exercise price of $1.25 per share. Also in June 1999, the Company received net proceeds of approximately $192,000 from the issuance of Series C Convertible Preferred Stock.

LIQUIDITY

The Company had $1,617,000 and $518,000 in cash, cash equivalents and available-for-sale securities as of December 31, 1998 and December 31, 1997, respectively. The Company has experienced negative cash flow from operations of $2.1 million, $7.5 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, sales in the first half of 1999 have been below management's expectations. In June 1999, management took steps to address their future liquidity and cash flow requirements by obtaining additional financing in the aggregate amount of $1,742,000 as described above. As of July 30, 1999, the Company had cash of approximately $1,080,000. The Company estimates that its cash and anticipated funds from operations will be adequate to fund cash requirements into the fourth quarter of 1999, which assumes, among other things, market acceptance of new games being developed by the Company (which cannot be assured). Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully complete any such future development and introduction. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

COMMON STOCK REDEMPTION

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 400,000 shares of its outstanding Common Stock, at market price, from a shareholder. The Company entered into a Stock Redemption Agreement with such shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four year convertible note and a warrant to purchase 50,000 shares of the Company's Common Stock. In April 1999, the Company redeemed 700,000 shares of Common Stock from Lakes Gaming, Inc. on substantially the same terms as the redemption described above. This redemption was also to expedite the timing of gaming regulatory approval in certain jurisdictions. These notes are unsecured, pay interest of 5% per annum and will be convertible at the closing market price of the Company's Common Stock on the date of the issuance of the notes. The notes may not be converted in the first year following issuance. The exercise price of the warrants will be the same as the conversion price of the notes. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the notes and the warrants. See Item 1. - - "Business - - Regulation."

OTHER

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Innovative Gaming Corporation of
America:

        We have audited the accompanying consolidated balance sheet of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Gaming Corporation of America and Subsidiary at December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

                                        KAFOURY, ARMSTRONG & CO.

Reno, Nevada
February 26, 1999 (Except with respect
to the matter discussed in Note 11, as
to which the date is July 16, 1999)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Innovative Gaming Corporation of
America:

        We have audited the accompanying consolidated balance sheet of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two year periods ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated balance sheet as of December 31, 1997 and the related consolidated statement of operations, stockholders' equity and cash flows for each of the two year periods ended December 31, 1997, were audited by other auditors whose opinion dated March 12, 1998 was unqualified. As discussed in Note 11 to the financial statements, the Company has restated its 1997 and 1996 financial statements. The other auditors reported on the 1997 and 1996 financial statements before the restatement.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Gaming Corporation of America and Subsidiary at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


Reno, Nevada
July 16, 1999

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                                As of December 31,
                                                                             -----------------------
                                                                               1998           1997
                                                                             --------       --------
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  1,617       $    518
  Restricted investments                                                          700          1,000
  Accounts receivable, net of allowances of $85 and $100                        1,186          1,929
  Current portion of notes receivable                                             334            276
  Inventories, net                                                              9,244         10,191
  Prepaid expenses and other                                                      384            159
                                                                             --------       --------
     Total current assets                                                      13,465         14,073

NOTES RECEIVABLE, less current portion                                            362            552
PROPERTY AND EQUIPMENT, net                                                     1,389          2,107
INTANGIBLES ASSETS, net                                                         1,877          1,729
                                                                             --------       --------
          TOTAL ASSETS                                                       $ 17,093       $ 18,461
                                                                             ========       ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable                                                           $    313       $    568
  Accrued liabilities                                                             524            423
  Notes payable - current portion                                                 528            322
  Customer deposits                                                                --            157
                                                                             --------       --------
     Total current liabilities                                                  1,365          1,470

  Notes payable - net of current portion                                          856            509
                                                                             --------       --------
     Total liabilities                                                          2,221          1,979
                                                                             --------       --------

COMMITMENTS AND CONTINGENCIES (Note 9)                                             --             --

STOCKHOLDERS' EQUITY:
  Series B Convertible Preferred Stock, $.01 par value, nonvoting,
  4,000 shares authorized, 3,000 and 0 shares outstanding, respectively            --             --
  Common stock, $.01 par value, 100,000,000 shares authorized,
   7,535,211 shares issued and outstanding                                         75             75
  Additional paid-in capital                                                   32,676         29,575
  Accumulated deficit                                                         (17,879)       (13,168)
                                                                             --------       --------
     Total stockholders' equity                                                14,872         16,482
                                                                             --------       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 17,093       $ 18,461
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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                      Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)

                                                    For the Year     For the Year     For the Year
                                                       Ended            Ended            Ended
                                                    December 31,     December 31,     December 31,
                                                        1998             1997             1996
                                                    ------------     ------------     ------------
NET SALES                                             $  8,509         $ 10,292         $  2,664

COST OF SALES                                            7,134            7,189            2,135
                                                      --------         --------         --------

    Gross profit                                         1,375            3,103              529

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             5,819            5,285            5,405
RESTRUCTURING COSTS                                         --               --            1,716
                                                      --------         --------         --------

    Operating loss                                      (4,444)          (2,182)          (6,592)

INTEREST INCOME, net                                       106              247              568
                                                      --------         --------         --------

    Loss before income taxes                            (4,338)          (1,935)          (6,024)

PROVISION FOR INCOME TAXES                                  --               --              875
                                                      --------         --------         --------

   Net loss                                             (4,338)          (1,935)          (6,899)

PREFERRED STOCK DIVIDENDS                                   75               76               --

PREFERRED STOCK ACCRETION                                  297              878               --
                                                      --------         --------         --------

  Net loss attributable to common shareholders        $ (4,710)        $ (2,889)        $ (6,899)
                                                      ========         ========         ========

LOSS PER SHARE OF COMMON STOCK                        $  (0.63)        $  (0.43)        $  (1.09)
                                                      ========         ========         ========

  Weighted average common shares outstanding             7,535            6,744            6,356
                                                      ========         ========         ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                                 (In Thousands)



                                                                       Class B Non-Voting             Convertible
                                                Common Stock              Common Stock              Preferred Stock
                                             ------------------        -------------------        ---------------------
                                             Shares      Amount        Shares       Amount        Shares         Amount
                                             ------      ------       -------       ------        ------         ------
BALANCE, December 31, 1995                    4,969        $50         1,025         $ 10             --              --
  Class B common stock exchange
    for common stock                          1,025         10        (1,025)         (10)            --              --
  Stock options and warrants exercised          258          3            --           --             --              --
  Common stock issued for
   purchase of intangible assets                225          2            --           --             --              --
  Unearned compensation adjustments              --         --            --           --             --              --
  Unrealized loss on
   available-for-sale securities                 --         --            --           --             --              --
  Net loss                                       --         --            --           --             --              --
                                              -----        ---        ------         ----         ------         -------

BALANCE, December 31, 1996                    6,477         65            --           --             --              --
  Series A preferred stock issued                --         --            --           --          4,000           3,122
  Preferred stock accretion adjustment           --         --            --           --             --             878
  Series A preferred stock
    conversion to  common stock               1,055         10            --           --         (4,000)         (4,000)
  Preferred stock dividends paid                  3         --            --           --             --              --
  Unrealized gain on
   available-for-sale securities                 --         --            --           --             --              --
  Net loss                                       --         --            --           --             --              --
                                              -----        ---        ------         ----         ------         -------

BALANCE, December 31, 1997                    7,535         75            --           --             --              --
  Series B preferred stock issued                --         --            --           --          3,000              --
  Preferred stock accretion adjustment           --         --            --           --             --              --
  Preferred stock dividends paid                 --         --            --           --             --              --
  Net loss                                       --         --            --           --             --              --
                                              -----        ---        ------         ----         ------         -------

BALANCE, December 31, 1998                    7,535        $75            --         $ --          3,000         $    --
                                              =====        ===        ======         ====         ======         =======



                                                Additional                                Gain/(Loss) on
                                                 Paid-in      Accumulated     Unearned   Available-for-
                                                 Capital         Deficit    Compensation Sale Securities   Total
                                               ----------     ----------    ------------ ---------------- --------
BALANCE, December 31, 1995                      $21,858        $ (3,380)        $(10)           3         $ 18,531
  Class B common stock exchange
    for common stock                                 --              --           --           --               --
  Stock options and warrants exercised            1,014              --           --           --            1,017
  Common stock issued for
   purchase of intangible assets                  2,079              --           --           --            2,081
  Unearned compensation adjustments                  --              --           10           --               10
  Unrealized loss on
   available-for-sale securities                     --              --           --          (10)             (10)
  Net loss                                           --          (6,899)          --           --           (6,899)
                                                -------        --------         ----         ----         --------

BALANCE, December 31, 1996                       24,951         (10,279)          --           (7)          14,730
  Series A preferred stock issued                   622              --           --           --            3,744
  Preferred stock accretion adjustment               --            (878)          --           --                0
  Series A preferred stock
    conversion to  common stock                   3,990              --           --           --                0
  Preferred stock dividends paid                     12             (76)          --           --              (64)
  Unrealized gain on
   available-for-sale securities                     --              --           --            7                7
  Net loss                                           --          (1,935)          --           --           (1,935)
                                                -------        --------         ----         ----         --------

BALANCE, December 31, 1997                       29,575         (13,168)          --           --           16,482
  Series B preferred stock issued                 2,804              --           --           --            2,804
  Preferred stock accretion adjustment              297            (297)          --           --               --
  Preferred stock dividends paid                     --             (76)          --           --              (76)
  Net loss                                           --          (4,338)          --           --           (4,338)
                                                -------        --------         ----         ----         --------

BALANCE, December 31, 1998                      $32,676        $(17,879)        $ --         $ --         $ 14,872
                                                =======        ========         ====         ====         ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows
                                 (In Thousands)

                                                                          For the Year    For the Year     For the Year
                                                                             Ended           Ended            Ended
                                                                          December 31,    December 31,     December 31,
                                                                              1998           1997             1996
                                                                          ------------    ------------     ------------
OPERATING ACTIVITIES:

  Net loss                                                                  $(4,338)        $(1,935)        $ (6,899)
   Adjustments to reconcile net loss to
    cash flows used for operating activities -

   Depreciation and amortization                                                936             889              566
   Stock option compensation earned                                              --              --               10
   Loss on sale of assets                                                        --               2              103
   Deferred income taxes                                                         --              --              854
   Provision for inventory obsolescence                                         571             112            1,308
   Book value of fixed assets charged to cost of sales                           26             424               --
   Provision for bad debts                                                       --               9               78
   Changes in operating assets and liabilities:

     Accounts and notes receivable                                              875          (2,106)           1,202
     Inventories                                                                376          (5,574)            (232)
     Prepaid expenses and other                                                (224)             14              177
     Accounts payable and accrued expenses                                     (171)            492              107
     Customer deposits                                                         (157)            157               --

                                                                            -------         -------         --------

     Net cash used for operating activities                                  (2,106)         (7,516)          (2,726)
                                                                            -------         -------         --------

INVESTING ACTIVITIES:

  Purchases of available-for-sale securities                                     --          (1,042)          (5,936)
  Release of restricted investments                                             300              --               --
  Proceeds from sale of available-for-sale securities                            --           4,013           10,350
  Payment on covenant not to compete                                             --              --              (92)
  Inventory (capitalized for use in) returned from gaming operations            363          (2,028)              --
  Proceeds from sale of property and equipment                                   --              --               45
  Purchases of property and equipment                                          (255)           (388)            (583)
  Purchases of intangible assets                                               (500)             --               --
                                                                            -------         -------         --------

     Net cash provided by (used for) investing activities                       (92)            555            3,784
                                                                            -------         -------         --------

FINANCING ACTIVITIES:

  Proceeds from financing agreements                                            955             873               26
  Payments on long-term obligations                                            (402)            (67)              (5)
  Preferred stock dividends paid                                                (60)            (64)              --
  Net proceeds from sale of common stock                                         --              --            1,017
  Net proceeds from sale of preferred stock                                   2,804           3,744               --
                                                                            -------         -------         --------

     Net cash provided by financing activities                                3,297           4,486            1,038
                                                                            -------         -------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,099          (2,475)           2,096

CASH AND CASH EQUIVALENTS, beginning of period                                  518           2,993              897
                                                                            -------         -------         --------

CASH AND CASH EQUIVALENTS, end of period                                    $ 1,617         $   518         $  2,993
                                                                            =======         =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

  Cash paid for interest                                                    $    80         $     1         $      3
                                                                            =======         =======         ========
  Cash paid (refund received) for income taxes                              $    (1)        $    (3)        $      4
                                                                            =======         =======         ========
  Noncash transactions:

     Preferred Stock converted to common stock                              $    --         $ 4,000         $     --
                                                                            =======         =======         ========
     Preferred Stock dividends paid with common stock                       $    --         $    12         $     --
                                                                            =======         =======         ========
     Exchange of common stock for intangible assets                         $    --         $    --         $  2,081
                                                                            =======         =======         ========

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

The Company has experienced negative cash flow from operations of $2.1 million, $7.5 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, sales in the first half of 1999 have been below management's expectations. In June 1999, management took steps to address their future liquidity and cash flow requirements by obtaining additional financing in the aggregate amount of $1,742 (See Note 11 - Subsequent Events - Additional Financing). As of July 30, 1999, the Company had cash of approximately $1,080. The Company estimates that its cash and anticipated funds from operations will be adequate to fund cash requirements into the fourth quarter of 1999, which assumes, among other things, market acceptance of new games being developed by the Company (which cannot be assured). Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully complete any such future development and introduction. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

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

                                                     Useful Life        1998            1997
                                                     -----------      -------         -------
       Office equipment                              5 years          $   942         $   453
       Display games                                 5 years              142             142
       Gaming operations equipment                   2.5 years            543           1,459
       Manufacturing equipment                       5 years              358             345
       Leasehold improvements                        Life of lease        307             303
                                                                      -------         -------
         Total property and equipment                                   2,292           2,702
         Less:  Accumulated depreciation                                 (903)           (595)
                                                                      -------         -------
             Total property and equipment, net                        $ 1,389         $ 2,107
                                                                      =======         =======

INVENTORIES

Inventories are recorded at the lower of cost or market value. Cost is determined according to the first-in, first-out accounting method. Inventories consisted of the following at December 31:

                                           1998             1997
                                         -------         --------
        Game components and parts        $ 5,021         $  6,602
        Work in process                      231              698
        Finished goods                     4,939            3,772
        Inventory reserves                  (947)            (881)
                                         -------         --------
           Total inventories, net        $ 9,244         $ 10,191
                                         =======         ========

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

The financial instruments that subject the Company to concentrations of credit risk consists principally of accounts and notes receivable. Accounts and notes receivable are concentrated in specific legalized gaming jurisdictions. Notes receivable are collateralized by the equipment sold. The Company has no secured interest in the trade accounts receivable. At December 31, 1998, the following concentrations of credit risk existed:

             Nevada                                         46%
             Germany                                        11%
             Colorado                                       10%
             Canada                                         10%
             South Carolina                                  8%
             California                                      8%
             Delaware and Other                              7%
                                                           ----
                 Total                                     100%
                                                           ===

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

2.      RELATIONSHIP WITH LAKES GAMING, INC.:

Lakes Gaming, Inc. ("LGI") (formerly Grand Casinos, Inc.) is in the business of managing and developing casinos. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of LGI, and was Chief Executive Officer of LGI from October 1991 through March 1998. Mr. Berman continues to serve on the Board of Directors of the Company. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's multi-station blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under an agreement between the Company and LGI, used multi-player machines which LGI previously purchased from the Company may be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games may be applied to the purchase of one new Bonus Streak game from the Company and minimum proceeds of $5 must be credited to LGI for each game sold by the Company. There are potentially 31 such used multi-player games which LGI may submit the Company for sale under the consignment agreement. Through December 31, 1998, 17 such used multi-player games were submitted to the Company on consignment under this agreement. The Company made no multi-station machine sales to LGI during 1997. The Company sold six Bonus Streak games and no multi-station machines to LGI in 1998.

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

                                            Estimated
        Years Ending December 31,           Receipts
                                            ---------
        1999                                  $334
        2000                                   117
        2001                                   102
        2002                                    63
        2003 and after                          80
                                              ----
        Total                                 $696
                                              ====

5.      INTANGIBLE ASSETS:

Intangible assets consisted of the following at December 31:

                                               Useful Life                   1998            1997
                                               -----------                  -------         -------
Product patent and technology rights           5 to 10                      $ 2,832         $ 2,332
                                               years

Nevada distribution rights                     10 years                         250             250
                                                                            -------         -------
   Total intangible assets                                                    3,082           2,582
   Less: accumulated amortization                                            (1,205)           (853)
                                                                            -------         -------
         Total intangible assets, net                                       $ 1,877         $ 1,729
                                                                            =======         =======

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

The following table represents the estimated future payments of notes payable at December 31, 1998:

          Years Ending                Estimated
          December 31,                Receipts
          ------------                ---------
            1999                       $  528
            2000                          528
            2001                          319
            2002                            9
                                       ------
                Total                  $1,384
                                       ======

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

Each share of Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135 % of the ten-day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common

Stock that may be issued upon conversion is 1,505,000. In the event there is a holder of Preferred Stock that is unable to convert shares of Preferred Stock into Common Stock at a discount because either a) 1,505,000 shares have been issued at a discount or b) such holder would beneficially own in excess of 4.9% of the Company's Common Stock, then the Company may either 1) redeem any unconverted Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) convert such unconverted shares without a discount into Common Stock and pay cash to the holder of such unconverted shares equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Preferred Stock at 115% of par in cash. As of December 31, 1998, all of the Preferred Stock was convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on November 13, 1999. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock. As of December 31, 1998, no Preferred Stock had been converted into Common Stock.

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

The Company accounts for the both stock option plans under APB Opinion No. 25
- -"Accounting for Stock Options Issued to Employees", under which no compensation cost has been recognized. Statement of Accounting Standards No. 123 -"Accounting for Stock-Based Compensation" (SFAS No. 123), was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS No. 123 is optional; however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's results of operations and earnings per share would have been changed to the following pro forma amounts:

                                                             1998              1997
                                                          ---------         ---------
       Net loss:                       As reported        $  (4,710)        $  (2,889)
                                       Pro forma          $  (5,420)        $  (3,831)
       Primary and fully-diluted EPS:  As reported        $   (0.63)        $   (0.43)
                                       Pro forma          $   (0.72)        $   (0.57)

A summary of the status of the 1992 Employee Stock Option and Compensation Plan at December 31, 1998, 1997 and 1996, and changes during the periods then ended is presented in the tables and narrative below:

                                             December 31, 1998              December 31, 1997            December 31, 1996
                                           ----------------------        ----------------------        ----------------------
                                                         Wtd Avg                       Wtd Avg                       Wtd Avg
                                           Number        Ex Price        Number        Ex Price        Number        Ex Price
                                           -------       --------        -------       --------       --------       --------
Outstanding at beginning of period         825,400         $4.69         606,500         $4.67         352,600         $3.99
  Granted                                  550,400          1.14         271,550          4.75         540,500          4.75
  Exercised                                     --            --              --            --        (207,600)         3.94
  Forfeited                               (765,800)         4.63         (52,650)         4.91         (79,000)         4.16
  Expired                                       --            --              --            --              --            --
                                           -------         -----         -------         -----         -------         -----
Outstanding at end of period               610,000         $1.56         825,400         $4.69         606,500         $4.67
                                           =======                       =======                       =======

Exercisable at end of period               361,800         $1.74         290,933         $4.61         131,000         $4.52
Weighted average fair value
  of options granted on grant date        $   0.83                      $   2.91                      $   2.95


            Detail composition of options outstanding December 31, 1998:
      --------------------------------------------------------------------------
                                             Avg. contractual
         Options       Exercise               life remaining          Options
       outstanding       price                   (Years)            exercisable
      -------------  -------------           -----------------     -------------
         11,600          $5.75                      8.00                2,400
         38,000           4.75                      7.70               37,000
          1,400           4.13                      8.42                1,400
         35,000           4.00                      5.29               35,000
          4,000           2.25                      9.00                   --
        220,000           1.13                      9.96               70,000
        300,000           1.00                     10.00              216,000
        -------                                                       -------
        610,000                                                       361,800
        =======                                                       =======

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

A summary of the status of the 1998 Non-Executive Stock Option Plan at December 31, 1998 and changes during the period then ended is presented in the table and narrative below:

                                                        December 31, 1998
                                                    ------------------------
                                                                    Wtd Avg
                                                    Number          Ex Price
                                                    ------          --------
        Outstanding at beginning of period               --          $  --
          Granted                                   313,050           1.11
          Exercised                                      --             --
          Forfeited                                      --             --
          Expired                                        --             --
                                                    -------
        Outstanding at end of period                313,050          $1.11
                                                    =======

        Exercisable at end of period                102,750          $1.11
        Weighted average fair value of
          options granted on grant date             $  0.81

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

A summary of the status of the Directors Option Plan at December 31, 1998 and 1997, and changes during the periods then ended is presented in the table and narrative below:

                                                       December 31, 1998              December 31, 1997
                                                    ------------------------        -----------------------
                                                                    Wtd Avg                        Wtd Avg
                                                    Number          Ex Price        Number         Ex Price
                                                   --------         --------        -------        --------
        Outstanding at beginning of period           40,000           $5.06              --          $  --
          Granted                                        --              --          40,000           5.06
          Exercised                                      --              --              --             --
          Forfeited                                 (30,000)           5.04              --             --
          Expired                                        --              --              --             --
                                                   --------                         -------
        Outstanding at end of period                 10,000           $5.13          40,000          $5.06
                                                   ========                         =======
        Exercisable at end of period                 10,000           $5.13          10,000          $5.06
        Weighted average fair of options
          granted on grant date                    $     --                         $  3.80

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

The Company has issued stock purchase warrants with a variety of terms and conditions. During 1996, the exercise prices of certain warrants were reduced from $11.00 and $15.00 to $10.00 and $13.00, respectively. The following summarizes stock purchase warrant transactions during the period:

                                                Number           Exercise Prices
                                               --------          ---------------
        Outstanding December 31, 1995           652,500            4.00 -  15.00
          Granted                                    --                       --
          Exercised                             (50,000)                    4.00
          Canceled/Expired                           --                       --
                                               --------           --------------
        Outstanding December 31, 1996           602,500            6.90 -  13.00
          Granted                                    --                       --
          Exercised                                  --                       --
          Canceled/Expired                           --                       --
                                               --------           --------------
        Outstanding December 31, 1997           602,500            6.90 -  13.00
          Granted                                 5,000                     3.19
          Exercised                                  --                       --
          Canceled/Expired                     (325,000)           6.90 -  13.00
                                               --------           --------------
        Outstanding December 31, 1998           282,500           $3.19 - $13.00
                                               ========           ==============


At December 31, 1998, 282,500 warrants were exercisable. The warrants expire at various dates through September, 2001.

8.      INCOME TAXES:

The provision for income taxes consists of the following components:

                             For the Year   For the Year    For the Year
                                 Ended         Ended           Ended
                             Dec. 31, 1998  Dec. 31, 1997   Dec. 31, 1996
                             -------------  -------------   -------------
        Current:
           Federal              $   --          $   --          $   21
           State                    --              --              --
                                ------          ------          ------
              Subtotal              --              --              21
        Deferred                    --              --             854
                                ------          ------          ------
              Total             $   --          $   --          $  875
                                ======          ======          ======

The tax effects of temporary differences giving rise to the deferred items are as follows for the years ended December 31:

                                                       1998              1997
                                                     -------           -------
Deferred tax assets:
Net operating loss carry forwards                    $ 4,783           $ 3,603
   Inventory reserves                                  1,255             1,115
   Other                                                 252               787
                                                     -------           -------
      Total deferred tax assets                        6,290             5,505
   Valuation allowance                                (6,290)           (5,505)
                                                     -------           -------
      Deferred tax assets, net of allowance          $    --           $    --
                                                     =======           =======

In accordance with SFAS No. 109, the gross deferred tax asset at December 31, 1998 and 1997, of $6,290 and $5,505, respectively, has been reduced to zero by a full valuation allowance. The Company recorded a $875 provision for income taxes during 1996, which included a full valuation allowance on its deferred tax asset. As required by SFAS No. 109, and taking into consideration past losses, the Company recorded the additional valuation reserve.

At December 31, 1998, the Company has approximately $13,667 of net operating loss carry forwards for federal income tax purposes. These losses expire beginning 2009 through 2012. The use of approximately $498 of these losses is limited to approximately $249 per year for the next two years because the loss was generated in a short tax year.

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

In May 1998, the Company entered into a one-year exclusive agency agreement with Bill Engle, an individual. Under the agreement, the agent represents the Company's products for sale in the Canadian provinces of British Columbia, Ontario, Nova Scotia (for casino customers only), Saskatchewan, Alberta and Manitoba. The agent receives a commission equal to the difference between the amount received for sales initiated by the agent and prices stated in the agreement for each product. . This agreement may be renewed for up to two successive one-year terms upon the agreement of the parties and on the terms and conditions set forth in the agency agreement.

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

The Company also has exclusive distributorship agreements with Vista Gaming Corporation, Ludi S.F.M. and with S.A.M. Eurusa.

11.     SUBSEQUENT EVENTS:

REPURCHASE OF COMMON STOCK

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 400,000 shares of its outstanding Common Stock, at market price, from a shareholder. The Company entered into a Stock Redemption Agreement with such shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four year convertible note and a warrant to purchase 50,000 shares of the Company's Common Stock. In April 1999, the Company redeemed 700,000 shares of Common Stock from Lakes Gaming, Inc. on substantially the same terms as the redemption described above. This redemption was also to expedite the timing of gaming regulatory approval in certain jurisdictions. These notes are unsecured, paying interest of 5% per annum and will be convertible at the closing market price of the Company's Common Stock on the date of the issuance of the notes. The notes may not be converted in the first year following issuance. The exercise price of the warrants will be the same as the conversion price of the notes. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the notes and the warrants. See "Common Stock Redemption" and Item 1. - "Business - Regulation."

ADDITIONAL FINANCING

In June 1999, the Company received an aggregate of $1,742 from a private placement of notes and Series C Preferred stock. The three-year convertible secured notes totaling $1,550 were issued to a group of investors including a current shareholder of the Company. Interest is paid quarterly at a rate of 12% per annum, and the principal balance is due June 1, 2002. At any time after June 1, 2000, and until the principal balance is paid in full, the holders of the notes may convert the notes into Common Stock of the Company at a conversion price of $1.50 per share. The note holders may not convert the notes into Common Stock if such conversion would result in beneficial ownership by such note holder of more than 4.9% of the Company's issued and outstanding Common Stock. The note holders were also granted an aggregate of 282,500 warrants to purchase shares of the Company's Common Stock at an exercise price of $1.25 per share. Also in June 1999, the Company received net proceeds of approximately $192 from the issuance of Series C Convertible Preferred Stock.

RESTATEMENT OF OPERATING RESULTS

The Company has restated its results of operations for the years ended December 31, 1996 and 1998. In July 1999, the Company engaged its independent public accountants to audit its financial statements for the years ending December 31, 1996 and 1997, which were originally audited by the Company's predecessor independent public accountants. In the previously issued statements of operations, the Company recorded a $720 provision for income taxes in 1998 to provide a full valuation allowance on a deferred tax asset. Based on the historical information available during the re-audit of the December 31, 1996 and 1997 financial statements, management believes that this provision should be recorded in the year ended December 31, 1996. The restated financial statements reflect the transfer of this tax provision from 1998 to 1996.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                 Schedule II - Valuation and Qualifying Accounts
                                 (In Thousands)

                                         Balance         Charged to           Amount           Balance
                                        Beginning        Costs and           Written           End of
Description                             of Period         Expenses             Off             Period
- -----------                            ------------      ----------          -------          --------
Reserve for inventory obsolescence:

 For the year ended 12/31/96              $   649          $ 1,308           $    64          $ 1,893

 For the year ended 12/31/97                1,893              112             1,124              881

 For the year ended 12/31/98                  881              571               505              947



                                         Balance
                                        Beginning         Charged/           Amount            Balance
                                        of Period        (Credited)          Written           End of
Description                            and Expenses       to Costs             Off             Period
- -----------                            ------------      ----------          -------          --------
Allowance for doubtful notes and
accounts receivable:

 For the year ended 12/31/96              $    70          $    78           $    --          $   148

 For the year ended 12/31/97                  148              (48)               --              100

 For the year ended 12/31/98                  100               --                15               85

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                                                   Page
                                                                                   ----
Report of Independent Public Accountants - Kafoury, Armstrong  & Co ..............  14

Consolidated Balance Sheets as of December 31, 1998 and 1997 .....................  16

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997  and 1996 ................................................  17

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996 ...........................................  18

Consolidated Statements of  Cash Flows for the years ended
December 31, 1998, 1997 and 1996 .................................................  19

Notes to the Consolidated Financial Statements ...................................  20

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

10.1 1992 Stock Option and Compensation Plan, as amended (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed April 24,
        1997)+

10.2 Agreement by and between the Company and Grand Casinos, Inc., dated as of July 28, 1994 (Incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K for the fiscal year ended July 31,
        1994)

10.3 Employment Agreement between the Company and Edward G. Stevenson dated as of February 15, 1996 (Incorporated herein by reference to Exhibit
        10.16 to the Company's report on Form 10-K for the fiscal year ended December 31,1995) (the "December 31, 1995 10-K")

10.4 Exclusive Distributorship Agreement between the Company and Aristocrat Leisure Industries PTY LTD dated February 7, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's December 31,1995 10-K)

10.5 Assignment between the Company, NANAO and IREM dated February 2, 1996 (Incorporated herein by reference to Exhibit 10.19 to the Company's December 31, 1995 10-K)

10.6 Parts Supply Agreement between the Company and IREM dated February 2, 1996 (Incorporated herein by reference to Exhibit 10.20 to the Company's December 31, 1995 10-K)

10.7 Agreement between the Company and H Square Corporation dated April 26, 1996 (Incorporated herein by reference to Exhibit 10.21 to the Company's December 31,1995 10-K)

10.8 Second Amendment to Share Exchange Agreement between the Company and Grand Casinos, Inc. dated December 1, 1995 (Incorporated herein by reference to Exhibit 10.23 to the Company's December 31, 1995 10-K)

10.9 Exclusive Distributorship Agreement between the Company and Ludi S.F.M. dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.24 to the Company's December 31, 1995 10-K)

10.10 Exclusive Distributorship Agreement between the Company and S.A.M. EURSA dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.25 to the Company's December 31, 1995 10-K)

10.11 Product Development and Revenue Sharing Agreement between the Company and IGT, dated November 18, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended December 31, 1996) (the "December 31, 1996 10-K")

10.12 Lease agreement between the Company and Dermody Properties, dated July 9, 1996 (Incorporated herein by reference to Exhibit 10.20 to the Company's December 31, 1996 10-K)

10.13 Loan Agreement between the Company and Finova Capital Management dated as of April 13, 1998 (Incorporated herein by reference to Exhibit 10.1 to the Company's March 31, 1998 10-Q)

10.14 Form of Subscription Agreement dated May 13,1998 (Incorporated herein by reference to Exhibit 10.2 to the Company's March 31, 1998 10-Q)

10.15 Form of Registration Rights Agreement dated May 13, 1998 (Incorporated herein by reference to Exhibit 10.3 to the Company's March 31, 1998 10-Q)

10.16 1997 Director Stock Option Plan (Incorporated herein by reference to Annex A to the Company's Schedule 14A filed April 24, 1997)

10.17 1998 Non-Executive Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998) (the "December 31, 1998 10-K")

10.18 Agreement between the Company and Edward G. Stevenson dated January 1, 1999 (incorporated herein by reference to Exhibit 10.18 to the Company's December 31, 1998 10-K)

21 List of Subsidiaries (incorporated herein by reference to Exhibit 21 to the Company's December 31, 1998 10-K)

23.1    Consent of Kafoury, Armstrong & Co.

23.2    [DELETED]

27 Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

- ----------

+       Agreement relates to Executive Compensation

(b)     Reports on Form 8-K

On October 30, 1998, the Company filed a Form 8-K to report the resignation of its independent accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INNOVATIVE GAMING CORPORATION OF AMERICA

                                        Registrant

Date: August 2, 1999                    By: /s/ Edward G. Stevenson
                                            ------------------------------------
                                            Name:  Edward G. Stevenson
                                            Title: Chief Executive Officer
                                            and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 2, 1999.

               Name                         Title
               ----                         -----
   /s/  Edward G. Stevenson                 Chief Executive Officer and Chairman
- -----------------------------------         (principal executive officer)
        Edward G. Stevenson

   /s/  Scott Shackelton                    Vice President-Finance, Chief
- -----------------------------------         Financial Officer
        Scott Shackelton                    (principal accounting officer)

                                 EXHIBIT INDEX

Exhibit                              Description
- -------                              -----------
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

3.2     Bylaws (Incorporated herein by reference to Exhibit 3.2 to the SB-2)

10.1 1992 Stock Option and Compensation Plan, as amended (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed April 24,
        1997)+

10.2    Agreement by and between the Company and Grand Casinos, Inc., dated as of July 28, 1994 (Incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K for the fiscal year ended July 31,
        1994)

10.3 Employment Agreement between the Company and Edward G. Stevenson dated as of February 15, 1996 (Incorporated herein by reference to Exhibit
        10.16 to the Company's report on Form 10-K for the fiscal year ended
        December 31,1995) (the "December 31, 1995 10-K")

10.4    Exclusive Distributorship Agreement between the Company and Aristocrat
        Leisure Industries PTY LTD dated February 7, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's December 31,1995 10-K)

10.5    Assignment between the Company, NANAO and IREM dated February 2, 1996
        (Incorporated herein by reference to Exhibit 10.19 to the Company's
        December 31, 1995 10-K)

10.6    Parts Supply Agreement between the Company and IREM dated February 2,
        1996 (Incorporated herein by reference to Exhibit 10.20 to the Company's
        December 31, 1995 10-K)

10.7    Agreement between the Company and H Square Corporation dated April 26,
        1996 (Incorporated herein by reference to Exhibit 10.21 to the Company's
        December 31,1995 10-K)

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

10.13 Loan Agreement between the Company and Finova Capital Management dated as of April 13, 1998 (Incorporated herein by reference to Exhibit 10.1 to the Company's March 31, 1998 10-Q)

10.14 Form of Subscription Agreement dated May 13,1998 (Incorporated herein by reference to Exhibit 10.2 to the Company's March 31, 1998 10-Q)

10.15 Form of Registration Rights Agreement dated May 13, 1998 (Incorporated herein by reference to Exhibit 10.3 to the Company's March 31, 1998
        10-Q)

10.16   1997 Director Stock Option Plan (Incorporated herein by reference to
        Annex A to the Company's Schedule 14A filed April 24, 1997)

10.17 1998 Non-Executive Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998) (the "December 31, 1998 10-K")

10.18   Agreement between the Company and Edward G. Stevenson dated January 1,
        1999 (incorporated herein by reference to Exhibit 10.18 to the Company's
        December 31, 1998 10-K)

21 List of Subsidiaries (incorporated herein by reference to Exhibit 21 to the Company's December 31, 1998 10-K)

23.1    Consent of Kafoury, Armstrong & Co.

23.2    [DELETED]

27 Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.