Form 10-Q
period 1999-06-30
INNOVATIVE GAMING CORP OF AMERICA
filed 1999-08-16
CIK 897795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 1999
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________.

Commission file number   0-22482
                      -------------

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

Yes [X]    No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 6, 1999 there were 7,153,817 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                  June 30, 1999


Part I:  Financial Information

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         June 30, 1999 (Unaudited) and December 31, 1998                      3

         Consolidated Condensed Statements of Operations -
         for the three and six months ended
         June 30, 1999 and 1998 (Unaudited)                                   4

         Consolidated Condensed Statements of
         Cash Flows for the six months  ended
         June 30, 1999 and 1998 (Unaudited)                                   5

         Notes to Consolidated Condensed
         Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                           9

Part II: Other Information

Item 1.  Legal Proceedings                                                  16

Item 2.  Changes in Securities                                              16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 6.  Exhibits and Reports on Form 8-K                                   16

         Signatures                                                         17

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                       June 30,              December 31,
                                                                                        1999                    1998
                                                                                    -------------           -------------
Current assets:
  Cash                                                                                  $1,095                  $1,617
  Restricted investments                                                                   150                     700
  Accounts receivable                                                                      986                   1,186
  Current portion of notes receivable                                                      335                     334
  Inventories                                                                            8,511                   9,244
  Prepaid expenses and other                                                               209                     384
                                                                                    -------------           -------------
     Total current assets                                                               11,286                  13,465

Notes receivable, less current portion                                                     211                     362
Property and equipment, net                                                              1,799                   1,389
Intangible assets, net                                                                   1,800                   1,877
                                                                                    -------------           -------------

              TOTAL ASSETS                                                             $15,096                 $17,093
                                                                                    =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                                                                        $347                    $313
  Accrued liabilities                                                                      442                     524
  Notes payable - current portion                                                          517                     528
                                                                                    -------------           -------------
     Total current liabilities                                                           1,306                   1,365

  Notes payable - net of current portion                                                 3,492                     856
                                                                                    -------------           -------------

    Total liabilities                                                                    4,798                   2,221
                                                                                    -------------           -------------



Commitments and contingencies

Stockholders' equity:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 1,275 and 3,000 shares outstanding, respectively               -                       -
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 1,400 and 0 shares outstanding, respectively                   -                       -
  Common stock, $.01 par value, 100,000,000 shares authorized,
   7,153,817 and 7,535,211 shares issued and outstanding, respectively                      72                      75
  Additional paid-in capital                                                            31,629                  32,676
  Accumulated deficit                                                                  (21,403)                (17,879)
                                                                                    -------------           -------------

     Total stockholders' equity                                                         10,298                  14,872
                                                                                    -------------           -------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $15,096                 $17,093
                                                                                    =============           =============

See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                 Three Months                         Six Months
                                                                Ended June 30,                       Ended June 30,
                                                       ---------------------------------   ----------------------------------
                                                            1999              1998              1999                1998
                                                       ---------------   ---------------   ---------------     --------------
Sales                                                          $1,426            $3,955            $2,251             $6,204

Cost of sales                                                   1,435             2,892             2,464              4,519
                                                       ---------------   ---------------   ---------------     --------------

    Gross profit                                                   (9)            1,063              (213)             1,685

Selling, general and administrative                             1,744             1,300             3,203              2,514
                                                       ---------------   ---------------   ---------------     --------------

    Loss from operations                                       (1,753)             (237)           (3,416)              (829)

Interest income, net                                              (20)               19                (5)                50
                                                       ---------------   ---------------   ---------------     --------------

Net loss                                                       (1,773)             (218)           (3,421)              (779)

   Preferred stock accreetion adjustment                           33               141                33                141
   Preferred stock dividends                                       28                16                57                 16
                                                       ---------------   ---------------   ---------------     --------------

Net loss attributable to common shareholders                  ($1,834)            ($375)          ($3,511)             ($936)
                                                       ===============   ===============   ===============     ==============


Basic - Loss per share of common stock                         ($0.26)           ($0.05)           ($0.49)            ($0.12)
                                                       ===============   ===============   ===============     ==============

Weighted average
 common shares outstanding                                      6,974             7,535             7,238              7,535
                                                       ===============   ===============   ===============     ==============



See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Six Months
                                                                                    Ended June 30,
                                                                             -------------------------------
                                                                                  1999              1998
                                                                             --------------    -------------
Cash flows from operating activities:
  Net loss                                                                        ($3,421)            ($779)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                                      531               468
   Provision for inventory obsolescence                                               210               158
   Changes in operating assets and liabilities                                        989              (789)
                                                                             --------------    -------------

     Cash flows used in operating activities                                       (1,691)             (942)
                                                                             --------------    -------------

Cash flows from investing activities:
  Inventory returned from (capitalized for use in) gaming operations                 (695)              572
  Release of restricted investments                                                   550                --
  Purchases of property and equipment                                                 (68)             (184)
  Purchase of intangible assets                                                      (100)               --
                                                                             --------------    -------------

     Cash flows provided from (used in) investing activities                         (313)              388
                                                                             --------------    -------------

Cash flows from financing activities:
  Preferred stock dividends paid                                                      (57)               --
  Proceeds from sale of common stock                                                   35                --
  Proceeds from sale of preferred stock                                             1,292             2,806
  Payment to redeem preferred stock                                                (1,100)               --
  Proceeds from long-term obligations                                               1,550               910
  Payments on long-term obligations                                                  (238)             (126)
                                                                             --------------    -------------

     Cash flows provided from financing activities                                  1,482             3,590
                                                                             --------------    -------------

Increase (decrease) in cash and cash equivalents                                     (522)            3,036

Cash and cash equivalents, beginning of period                                      1,617             1,518
                                                                             --------------    -------------

Cash and cash equivalents, end of period                                           $1,095            $4,554
                                                                             ==============    =============


Supplemental disclosure of cash flows information:
     Cash paid for interest                                                           $61               $23
                                                                             ==============    =============

See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

(1)  Basis of Financial Statement Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

(3)  Related Party Transactions

Lakes Gaming, Inc. ("LGI"), (formerly Grand Casinos, Inc.) which is in the business of owning, managing and developing casinos, is a stockholder of the Company. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of LGI, and was Chief Executive Officer of Grand Casinos, Inc. from October 1991 through March 1998. Mr. Berman continues to serve on the Board of Directors of the Company. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under a 1998 agreement between the Company and LGI, used multi-player machines which LGI previously purchased from the Company could be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games could be applied to the purchase of one new Bonus Streak game from the Company and with minimum proceeds of $5,000 to be credited to LGI for each game sold by the Company. During 1998, LGI submitted 15 such used multi-player games to the Company for sale under the consignment agreement. In the first quarter of fiscal 1999, the Company delivered 5 Bonus Streak games to casinos managed by LGI in exchange for the used multi-player games submitted to the Company for sale under this agreement. The Company made sales of six Bonus StreakTM games and no multi-player machine sales to LGI during the six-month period ended June 30, 1998 and no machine sales during the six-month period ended June 30, 1999.

In April 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 700,000 shares of Common Stock from LGI. The Company entered into a Stock Redemption Agreement with LGI pursuant to which the Company redeemed 700,000 shares of Company Common Stock in exchange for a four-year convertible note and a warrant to purchase 87,500 shares of the Company's Common Stock.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  June 30, 1999
                                   (UNAUDITED)

The note is unsecured, pays interest of 5% per annum and is convertible at $1.25 per share (the closing market price of the Company's Common Stock on the date of the issuance of the notes). The notes may not be converted until April 22, 2000. The exercise price of the warrants is $1.25 per share. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the note and the warrant.

(4)  Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes" - (SFAS No. 109) under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company had cumulative federal net operating loss carry forwards of approximately $13,667,000 as of December 31, 1998. These losses, if not used, begin to expire in 2009 through 2012. The use of approximately $498,000 of these losses is limited to approximately $249,000 per year for the next two years because the loss was generated in a short tax year. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry forwards.

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

(6)  Preferred Stock Private Placement

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000 prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of thirty dollars being recorded as Series B Preferred Stock, and the balance of approximately $3.0 million is included in Additional Paid-in Capital. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion. Each share of Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event a holder of Series B Preferred Stock is unable to convert shares of Preferred Stock into Common Stock at a discount because 1,505,000 shares have been issued at a discount, then the Company may either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Convertible Preferred Stock in an amount equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Series B Preferred Stock at 115% of par in cash. On June 1 1999, the Company redeemed $1,100,000 of the Series B Preferred Stock at 100% of par in cash. As of June 30, 1999, shares representing $625,000 of Series B Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $1,275,000 of Series B Preferred Stock is convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Series B Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Series B Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  June 30, 1999
                                   (UNAUDITED)


The 9% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series B Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $296,703, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series B Preferred Stock to the earliest conversion date. Income available to holders of Common Stock was reduced by approximately $140,934, $143,406 and $12,363 during the second, third and fourth quarters of 1998, respectively.

On June 1, 1999, as part of a financial restructuring, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $1,400,000 prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of fourteen dollars being recorded as Series C Convertible Preferred Stock, and the balance of approximately $1.4 million is included in Additional Paid-in Capital. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion. Each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $1.877, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 28, 1999. Twenty-five percent (25%) of the Series C Preferred Stock is convertible into Common Stock, at the election of the holder thereof, on August 29, 1999. If the Company's Registration Statement, which was filed July 30, 1999, is not declared effective with the Securities and Exchange Commission (the "Effective Date") by September 30, 1999, the Company is required to pay the holders of Series C Preferred Stock one percent of the aggregate subscription price paid by such holders for each month the registration statement is not effective. The Company must receive all necessary gaming regulatory approvals prior to the effectiveness of the Registration Statement. Fifty percent (50%) of the Series C Preferred Stock is convertible 30 days after the Effective Date; seventy five percent (75%) of the Series C Preferred Stock is convertible 60 days after the Effective Date; and one hundred percent (100%) of the Series C Preferred Stock is convertible 90 days after the Effective Date. The maximum number of shares of Common Stock that may be issued upon conversion is 1,331,500. The Company has the right to redeem the Series C Preferred Stock at 115% of par in cash beginning August 31, 1999.

All outstanding shares of Series C Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

The 9% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series C Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $138,462, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series C Preferred Stock to the earliest conversion date. Income available to holders of Common Stock will be reduced by approximately $32,885, $87,115 and $18,462 during the second, third and fourth quarters of 1999, respectively.

(7)  Common Stock Redemption

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 400,000 shares of its outstanding Common Stock, at market price, from a shareholder. The Company entered into a Stock Redemption Agreement with such shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four year convertible note and a warrant to purchase 50,000 shares of the Company's Common Stock. In April 1999, the Company redeemed 700,000 shares of Common Stock from Lakes Gaming, Inc. on substantially the same terms as the redemption described above. This redemption was also to expedite the timing of gaming regulatory approval in

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  June 30, 1999
                                   (UNAUDITED)

certain jurisdictions. These notes are unsecured, pay interest of 5% per annum and are convertible at the closing market price of the Company's Common Stock on the date of the issuance of the notes. The notes may not be converted in the first year following issuance. The exercise price of the warrants will be the same as the conversion price of the notes. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the notes and the warrants.

(8)  Financial Restructuring

On June 1, 1999, the Company completed a financial restructuring in which the Company received an aggregate $1,742,000 in net proceeds from a private placement of convertible notes and warrants, and Series C Convertible Preferred Stock.

The three-year convertible secured notes totaling $1,550,000 were issued to a group of investors June 1, 1999. Interest on such notes is paid quarterly at a rate of 12% per annum, and the principal balance is due June 1, 2002. At any time after June 1, 2000, and until the principal balance is paid in full, the holders of the notes may convert the notes into Common Stock of the Company at a conversion price of $1.50 per share. The note holders may not convert the notes into Common Stock if such conversion would result in beneficial ownership by such note holder of more than 4.9% of the Company's issued and outstanding Common Stock. The note holders were also granted an aggregate of 282,500 warrants to purchase shares of the Company's Common Stock at an exercise price of $1.25 per share.

As a part of this restructuring, the Company issued 1,400 shares of Series C Convertible Preferred Stock at a price of $1,000 per share in a private placement for total proceeds of $1,400,000 prior to any offering expenses (See
Note 6 - "Preferred Stock Private Placement"). Additionally, the holders of the Series B Convertible Preferred Stock agreed to amend the conversion terms the Series B Convertible Preferred Stock, changing the automatic conversion date from November 13, 1999, to June 1, 2001 in exchange for a warrant to acquire 350,000 shares of Common Stock of the Company at $1.50 per share. The amendments also provide that if the holders of the Series B Convertible Preferred Stock are unable to convert such preferred stock to Common Stock of the Company because the maximum number of shares of Common Stock have been issued as allowed under terms of the Series B Convertible Preferred Stock, the Company may redeem the Series B Convertible Preferred Stock at 115% of the liquidation value of such shares or, at the option of the Company, issue Series C Convertible Preferred Stock in an amount equal to the number of Series B Convertible Preferred Stock which cannot be converted into the Company's Common Stock.

(9)  Subsequent Event - Resignation of Director

On July 16, 1999, Lyle Berman resigned from the Board of Directors of the Company. Mr. Berman is a principal shareholder and Chairman of the Board of Lakes Gaming, Inc. (See Note 3 - Related Party Transactions). On July 22, 1999, Wayne Mills was appointed to the Board of Directors filling Mr. Berman's vacancy.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The Company is continuing the expansion of its customer markets by submitting applications for licensing in additional gaming jurisdictions and, where licensed, submitting its products for technical approval. Also in April 1999, the Company received a temporary manufacturer's license and distributor's license from the South Dakota Gaming Commission. Previously registered with Alberta, Manitoba, Saskatchewan, Quebec and the Atlantic Lottery Corporation, the Company has has applications pending in British Columbia and Ontario. The Company has an agent to market its products in Canada. In December 1998, the Company's Bonus StreakTM game received approval in Mississippi and, during the first quarter of fiscal 1999, its Mythical Reels TM game received approval in Nevada, Louisiana, Colorado, Arizona, New Mexico, and Alberta, Canada. In February 1999, the Company submitted its single player video slot machine to the Nevada Gaming Control Board for approval. As of July 1999, the Company has submitted and has a pending application in Connecticut and has submitted games for approval in New Jersey and, through a distributor, in France.

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

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1999 COMPARED TO JUNE 30, 1998

For the three and six months ended June 30, 1999, the Company recorded losses attributable to Common Stock shareholders of $1,834,000, or $.26 per share, and $3,511,000, or $.49 per share, respectively, compared to losses of $375,000, or $.05 per share, and $936,000, or $.12 per share, for the three and six months ended June 30, 1998, respectively. The loss attributable to common shareholders for each period included adjustments for preferred stock accretion and preferred stock dividends. The increased operating loss in the fiscal 1999 periods was primarily attributable to low sales volume and increased expenses incurred related to the Company's continuing efforts to develop/enhance and license its products and introduce those products into new markets.

Sales, Cost of Sales and Gross Profit

Total sales for the quarter ended June 30, 1999, were $1,426,000 compared to $3,955,000 recorded in the quarter ended June 30, 1998. This decrease in revenues was primarily due to a decrease in sales of multi-player games from 64 in 1998 to 23 in 1999. Total sales for the six months ended June 30, 1999, were $2,251,000 compared to $6,204,000 in the six months ended June 30, 1998. Multi-player game sales declined from 97 in the 1998 period to 30 in the 1999 period. There can be no assurance that sales revenue in subsequent quarters will increase.

The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three and six-month periods ended June 30, 1999 and 1998:

                            Three months ended        Three months ended        Six months ended          Six months ended
                              June 30, 1999             June 30, 1998             June 30, 1999             June 30, 1998
                          ----------------------    ----------------------    ----------------------    ----------------------
Sales revenue                         $1,426,000                $3,955,000                $2,251,000                $6,204,000
Product line:             Percentage of revenue:    Percentage of revenue:    Percentage of revenue:    Percentage of revenue:
Multi-player games                           73%                       88%                       63%                       86%
Single player games                          16%                        7%                       16%                        7%
Parts sales and other                         7%                        3%                       15%                        4%
Lease participation                           4%                        2%                        6%                        3%
                          ----------------------    ----------------------    ----------------------    ----------------------
    Total                                   100%                      100%                      100%                      100%

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 1999 COMPARED TO JUNE 30, 1998 - Continued


Sales for the three and six months ended June 30, 1998, included 53 and 72 multi-player games, respectively, to the Company's distributor in Australia, while no sales were made to this customer in the comparable 1999 periods. Sales to this distributor declined, particularly in the third and fourth quarters of 1998, and the Company has not forecasted sales to this customer in 1999. Overall Company sales will continue to be volatile until, among other things, the Company obtains additional financing, the Company's products are accepted by the market place and new jurisdictional licenses and/or distribution agreements are obtained.

The Company recorded a negative gross margin for the three-month and six-month periods ended June 30, 1999, compared to gross margins of 26.9% and 27.2% for the three-month and six-month periods ended June 30, 1998, respectively. The negative gross margin in 1999 periods was primarily due to unabsorbed labor and overhead costs attributable to low production volume in the first six months of 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended June 30, 1999 was $1,744,000 compared to $1,300,000 for the three months ended June 30, 1998. Selling, general and administrative expense for the six months ended June 30, 1999 was $3,203,000 compared to $2,514,000 for the six months ended June 30, 1998. These increases in expense were due primarily to an increased investment in engineering and development costs for new product development and costs associated with applications for licensing in various jurisdictions.

Interest Income

In the quarter ended June 30, 1999, net interest expense was $20,000 compared to net interest income of $19,000 in the quarter ended June 30, 1998. In the six months ended June 30, 1999, net interest expense was $5,000 compared to net interest income of $50,000 in the six months ended June 30, 1998. These unfavorable changes in net interest were due to a decrease in investments in interest bearing accounts and additional interest expense incurred on debt.

Preferred Stock Dividends

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000. As of June 30, 1999, 625 shares of the Series B Preferred Stock had been converted to Common Stock of the Company and 1,100 shares were redeemed by the Company. On June 1, 1999, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share. As of June 30, 1999, none of the Series C Preferred Stock had been converted to Common Stock of the Company. An annual dividend of 4% is paid quarterly in arrears on the Series B and Series C Preferred Stock, and may be paid either in Preferred Stock of the Company or cash at the Company's discretion.

Accumulated Deficit

The Company had an accumulated deficit of $21,403,000 as of June 30, 1999. Due to weaker than expected demand for the Company's current products, the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future results are highly dependent on the Company's ability to, among other things, obtain short-term financing, adequate financing for the development, production and distribution of new products,

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
               JUNE 30, 1999 COMPARED TO JUNE 30, 1998 - Continued


customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process. Due to the unique nature and prices of the Company's products, it is difficult to predict the appropriate selling cycle time frame involved in each new jurisdiction. Operating results are also affected by seasonal factors in certain markets, cycles of casino expansions and equipment replacements, changing technology and the expansion or addition of gaming markets. In addition to obtaining short-term financing to fund existing operations, the Company will require additional capital to manufacture and distribute new products. There can be no assurance that the Company can obtain additional financing on terms acceptable to the Company, if at all.

As a result of these and other factors, the Company expects quarterly results to be volatile until the Company's products are accepted by the market place and licenses and approvals are obtained in certain major gaming markets. The Company has experienced delays in acquiring certain gaming licenses and/or product approvals in key jurisdictions. Future sales and earnings levels are expected to continue to be negatively impacted until, among other things, the Company obtains additional financing, the Company's products are accepted by the market place and approvals are received in new jurisdictions. The Company has applied to be licensed in various jurisdictions, both foreign and domestic, which allow gaming, and has or will apply for technical game approval of its products in such jurisdictions after appropriate licenses have been granted by regulatory authorities.

Liquidity and Capital Resources

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000 prior to any offering expenses.

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company entered into a Stock Redemption Agreement with a shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four year convertible note and a warrant to purchase 50,000 shares of the Company's Common Stock. In April 1999, the Company redeemed 700,000 shares of Common Stock from Lakes Gaming, Inc. on substantially the same terms as the redemption described above. This redemption was also to expedite the timing of gaming regulatory approval in certain jurisdictions. These notes are unsecured, pay interest of 5% per annum and are convertible at the closing market price of the Company's Common Stock on the date of the issuance of the notes. The notes may not be converted in the first year following issuance. The exercise price of the warrants will be the same as the conversion price of the notes. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the notes and the warrants.

On June 1, 1999, the Company completed a financial restructuring in which the Company received an aggregate $1,742,000 in net proceeds from a private placement of convertible notes and Series C Convertible Preferred Stock.

The three-year convertible secured notes totaling $1,550,000 were issued to a group of investors including a current Director of the Company. Interest is paid quarterly at a rate of 12% per annum, and the principal balance is due June 1, 2002. At any time after June 1, 2000, and until the principal balance is paid in full, the holders of the notes may convert the notes into Common Stock of the Company at a conversion price of $1.50 per share. The note holders were also granted an aggregate of 282,500 warrants to purchase shares of the Company's Common Stock at an exercise price of $1.25 per share.

On June 1, 1999, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $1,400,000 prior to any offering expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

Each share of the Series B and Series C Preferred Stock (collectively the "Preferred Stock") is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price of the Preferred Stock may not exceed $5.16 for the Series B Preferred Stock and $1.877 for the Series C Preferred Stock. The maximum number of shares of Common Stock that may be issued upon conversion of the Series B and Series C Preferred Stock is 1,505,000 and 1,331,500, respectively. In the event a holder of Preferred Stock that is unable to convert shares of Preferred Stock into Common Stock at a discount because the maximum number shares have been issued at a discount the Company may, in the case of the Series B Preferred Stock, either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Preferred Stock equal to the value that would have been received by such holder if able to convert at a discount, or in the case of Series C Preferred Stock, redeem any unconverted Series C Preferred Stock for cash at a price equal to 115% of the liquidation value. As of June 30, 1999, Series B Preferred Stock totaling $625,000 had been converted into Common Stock of the Company and the Company had redeemed $1,100,000 of the Series B Preferred Stock. Twenty-five percent (25%) of the Series C Preferred Stock is convertible into Common Stock, at the election of the holder thereof, on August 29, 1999. If the Company's Registration Statement is not declared effective with the Securities and Exchange Commission (the "Effective Date") by September 30, 1999, the Company is required to pay the holders of Series C Preferred Stock one percent of the aggregate subscription price paid by such holders for each month the registration statement is not effective. The Company must receive all necessary gaming regulatory approvals prior to the effectiveness of the Registration Statement. Fifty percent (50%) of the Series C Preferred Stock is convertible 30 days after the Effective Date; seventy five percent (75%) of the Series C Preferred Stock is convertible 60 days after the Effective Date; and one hundred percent (100%) of the Series C Preferred Stock is convertible 90 days after the Effective Date. The Company has the right to redeem the Series C Preferred Stock at 115% of par in cash beginning August 31, 1999. On June 1 1999, the Company redeemed $1,100,000 of Series B Preferred Stock at 100% of par in cash. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

As of June 30, 1999, the Company had a $150,000 standby letter of credit primarily to facilitate acquisition of components and supplies from a foreign vendor. As of June 30, 1999, no amount was outstanding pursuant to this facility. This facility is collateralized by short-term investments of the Company.

The Company had $1,095,000 and $1,617,000 in cash as of June 30, 1999 and December 31, 1998, respectively. At June 30, 1999, the Company also had restricted investments totaling $150,000 in the form of a certificate of deposit. In July 1999, upon expiration of the bank credit arrangements and maturity of the certificate of deposit, the $150,000 was transferred to the Company's checking account.

The Company has experienced negative cash flow from operations $1,691,000 for the six months ended June 30, 1999. In addition, sales in the first seven months of 1999 have been below management's expectations. In June 1999, management took steps to address their future liquidity and cash flow requirements by obtaining additional financing in the aggregate amount of $1,742,000 through the private placement of convertible notes and Series C Convertible Preferred Stock as described above. As of August 6, 1999, the Company had cash of approximately $937,000. The Company estimates that its cash and anticipated funds from operations will be adequate to fund cash requirements into the fourth quarter of 1999, which assumes, among other things, market acceptance of new games being developed by the Company (which cannot be assured). Management believes that the costly process of product development, manufacturing, distribution and introduction will require the Company to seek additional financing. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year 2000 Update

As of June 30, 1999, the Company continued its assessment to identify and evaluate the risks of the Year 2000 issue. The Company's Year 2000 assessment considered the following: (1) the Company's products; (2) the manufacturing process of the products; (3) the Company's vendors and suppliers of materials utilized in either the Company's gaming machine products or the manufacturing process; (4) the Company's internal business information and accounting systems and (5) the Company's principal customers. To implement its assessment, the Company assigned internal staff to monitor and facilitate efficient Year 2000 Compliance. The Company has not utilized third-party consultants to evaluate its Year 2000 readiness.

First, none of the Company's products contain software or embedded microprocessors that are time-sensitive. Second, the Company's manufacturing process is not automated to the extent that any part of the process is computerized or relies upon time-sensitive software. The process of manufacturing the Company's games is largely a mechanical process. Third, the Company has sought assurance from its primary material vendors and suppliers to determine the extent which the Company is vulnerable to Year 2000 issues because such vendor or supplier is or may not be Year 2000 compliant. The majority of such vendors and suppliers have given assurance that they are, or will be, Year 2000 compliant prior to December 31, 1999. The Company is continuing to seek assurance in the third quarter of 1999 from its other primary material vendors as to their efforts to be Year 2000 compliant.

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

Cost

Based on the Company's current assessment, the costs of addressing potential Year 2000 problems are not expected to be material or have a material adverse impact on the Company's financial position. The cost of replacing six of the Company's corporate personal computers was approximately $7,000. However, the final costs relating to the resolution of the Company's Year 2000 compliance issues cannot be fully and finally determined at this time.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Private Securities Litigation Reform Act of 1995.

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; ability to obtain additional financing through leasing, equity or other arrangements; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; the Company's expectations as to achieving year 2000 readiness and the cost of achieving such readiness; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1998. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

     None



Item 2. Changes in Securities

On June 1, 1999, the Company issued 1,400 shares of Series C Convertible Preferred Stock at a price of $1,000 per share, or an aggregate offering price of $1,400,000. Each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $1.877, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 28, 1999. There were no underwriters involved in the transaction. The purchaser was an institutional investor who is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"). The Company relied upon Rule 506 of Regulation D as the exception for such private placement.

On June 1, 1999, the Company issued three-year convertible notes to a group of investors at an aggregate offering price of $1,550,000. At any time after June 1, 2000, and until the principal balance is paid in full, the holders of the notes may convert the notes into Common Stock of the Company at a conversion price of $1.50 per share. There were no underwriters involved in the transaction. The purchasers were institutional investors who are "accredited investors" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"). The Company relied upon Rule 506 of Regulation D as the exception for such private placement.

Item 4. Submission of Matters to a Vote of Security Holders

On May 28, 1999, Innovative Gaming Corporation of America held its annual meeting of shareholders. Of the 7,301,175 shares of common stock eligible to vote, 6,245,719 were present and entitled to vote. The following were the votes on the matters presented:

     1. The votes cast for the five (5) directors to serve until the next annual meeting of shareholders were:

          Name                        Votes For           Votes Withheld
          ----                        ---------           --------------
          Edward G. Stevenson         5,980,636               265,083
          Lyle Berman                 5,983,636               262,083
          Ronald R. Zideck            5,955,936               289,783
          Ronald A. Johnson           5,986,536               259,183
          Leo V. Seevers              5,956,536               289,183


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

     (b)  Reports on Form 8-K

          On June 7, 1999, the Company filed a Form 8-K to report completion of a financial restructuring involving the issuance of convertible promissory notes and convertible preferred stock.

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


                                        INNOVATIVE GAMING CORPORATION OF AMERICA


                                        /s/ Scott Shackelton
                                        ----------------------------------------
                                        Scott Shackelton
                                        Chief Financial Officer
                                        (Principal Accounting Officer)


Date: August 13, 1999

                               INDEX TO EXHIBITS

Exhibit
Number              Description
-------             -----------
  27                Financial Data Schedule - which is only submitted
                    electronically to the Securities and Exchange Commission
                    for EDGAR information purposes.