Form 10-Q
period 1999-09-30
INNOVATIVE GAMING CORP OF AMERICA
filed 1999-11-15
CIK 897795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      September 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to________________

Commission file number      0-22482

                    INNOVATIVE GAMING CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Minnesota                                      41-1713864
-------------------------------             ------------------------------------
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

Yes    [X]       No     [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 5, 1999 there were 8,272,742 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                               September 30, 1999

Part I:    Financial Information

Item 1.    Financial Statements
           Consolidated Condensed Balance Sheets -
           September 30, 1999 (Unaudited) and December 31, 1998                3

           Consolidated Condensed Statements of Operations -
           for the three and nine months ended
           September 30, 1999 and 1998 (Unaudited)                             4

           Consolidated Condensed Statements of Cash Flows -
           for the nine months ended
           September 30, 1999 and 1998 (Unaudited)                             5

           Notes to Consolidated Condensed Financial Statements                6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                         10

Part II:   Other Information

Item 1.    Legal Proceedings                                                  16

Item 2.    Changes in Securities                                              16

Item 6.    Exhibits and Reports on Form 8-K                                   16

           Signatures                                                         17

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS
                                                                            September 30,           December 31,
                                                                            -------------           ------------
                                                                                 1999                    1998
                                                                            -------------           ------------
CURRENT ASSETS:
  Cash                                                                          $    465                $  1,617
  Restricted investments                                                              --                     700
  Accounts receivable                                                                549                   1,186
  Current portion of notes receivable                                                331                     334
  Inventories                                                                      7,715                   9,244
  Prepaid expenses and other                                                         303                     384
                                                                            -------------           ------------
     Total current assets                                                          9,363                  13,465

NOTES RECEIVABLE, LESS CURRENT PORTION                                               164                     362
PROPERTY AND EQUIPMENT, NET                                                        1,397                   1,389
INTANGIBLE ASSETS, NET                                                             1,867                   1,877
                                                                            -------------           ------------

              TOTAL ASSETS                                                      $ 12,791                $ 17,093
                                                                            =============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                              $    588                $    313
  Accrued liabilities                                                                530                     524
  Notes payable - current portion                                                    921                     528
                                                                            -------------           ------------
     Total current liabilities                                                     2,039                   1,365

  Notes payable - net of current portion                                           3,396                     856
                                                                            -------------           ------------

    Total liabilities                                                              5,435                   2,221
                                                                            -------------           ------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 825 and 3,000 shares outstanding, respectively          --                      --
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 1,400 and 0 shares outstanding, respectively            --                      --
   Common stock, $.01 par value, 100,000,000 shares authorized,
     7,501,648 and 7,535,211 shares issued and outstanding, respectively              75                      75
   Additional paid-in capital                                                     31,715                  32,676
   Accumulated deficit                                                           (24,434)                (17,879)
                                                                            -------------           ------------

     Total stockholders' equity                                                    7,356                  14,872
                                                                            -------------           ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 12,791                $ 17,093
                                                                            =============           ============





See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                    Three Months                 Nine Months
                                                 Ended September 30,        Ended September 30,
                                                --------------------       ---------------------
                                                  1999         1998          1999          1998
                                                -------      -------       -------       -------
SALES                                           $   646      $ 1,169       $ 2,897       $ 7,373

COST OF SALES                                     1,775        1,204         4,239         5,723
                                                -------      -------       -------       -------

    Gross profit                                 (1,129)         (35)       (1,342)        1,650

SELLING, GENERAL AND ADMINISTRATIVE               1,732        1,713         4,935         4,227
                                                -------      -------       -------       -------

    Loss from operations                         (2,861)      (1,748)       (6,277)       (2,577)

INTEREST INCOME (EXPENSE), NET                      (68)          33           (73)           83
                                                -------      -------       -------       -------

NET LOSS                                         (2,929)      (1,715)       (6,350)       (2,494)

   Preferred stock accretion adjustment              87          143           120           284
   Preferred stock dividends                         27           30            84            46
                                                -------      -------       -------       -------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS    $(3,043)     $(1,888)      $(6,554)      $(2,824)
                                                =======      =======       =======       =======


BASIC - LOSS PER SHARE OF COMMON STOCK          $ (0.42)     $ (0.25)      $ (0.91)      $ (0.37)
                                                =======      =======       =======       =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                        7,187        7,535         7,221         7,535
                                                =======      =======       =======       =======



See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 Nine Months
                                                                              Ended September 30,
                                                                          -------------------------
                                                                           1999              1998
                                                                          -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(6,350)          $(2,494)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                              853               700
   Provision for inventory obsolescence                                     1,169               262
   Changes in operating assets and liabilities                              1,566              (106)
                                                                          -------           -------

     Cash flows used in operating activities                               (2,762)           (1,638)
                                                                          -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations         (626)              487
  Release of restricted investments                                           700                --
  Purchases of property and equipment                                         (76)             (206)
  Purchase of intangible assets                                              (150)              (50)
                                                                          -------           -------

     Cash flows provided from (used in) investing activities                 (152)              231
                                                                          -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends paid                                              (86)              (30)
  Proceeds from sale of common stock                                           35                --
  Proceeds from sale of preferred stock                                     1,292             2,804
  Payment to redeem preferred stock                                        (1,100)               --
  Proceeds from financing agreements                                        1,950               910
  Payments on financing agreements                                           (329)             (269)
                                                                          -------           -------

     Cash flows provided from financing activities                          1,762             3,415
                                                                          -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,152)            2,008

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,617             1,518
                                                                          -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   465           $ 3,526
                                                                          =======           =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                               $   132           $    50
                                                                          =======           =======


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

(3) RELATED PARTY TRANSACTIONS

Lakes Gaming, Inc. ("LGI"), (formerly Grand Casinos, Inc.) which is in the business of owning, managing and developing casinos, is a stockholder of the Company. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of LGI, and was Chief Executive Officer of Grand Casinos, Inc. from October 1991 through March 1998. Mr. Berman served on the Board of Directors of the Company until July 16, 1999. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under a 1998 agreement between the Company and LGI, used multi-player machines which LGI previously purchased from the Company could be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games could be applied to the purchase of one new Bonus Streak game from the Company and with minimum proceeds of $5,000 to be credited to LGI for each game sold by the Company. During 1998, LGI submitted 15 such used multi-player games to the Company for sale under the consignment agreement. In the first quarter of fiscal 1999, the Company delivered 5 Bonus Streak games to casinos managed by LGI in exchange for the used multi-player games submitted to the Company for sale under this agreement. The Company made sales of six Bonus Streak(TM) games and no multi-player machine sales to LGI during the nine-month period ended September 30, 1998 and no machine sales during the nine-month period ended September 30, 1999.

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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

(5) EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" - (SFAS No. 128). SFAS No. 128 is effective for periods ending after December 15, 1997, and replaces previously reported earnings per share with "basic" and "diluted" earnings per share. The earnings per share data for the periods presented is based on weighted average common shares outstanding, which is equivalent to "basic" earnings per share as calculated under SFAS No. 128. Diluted earnings per share is not presented because the resulting earnings per share would be antidilutive for each period reported.

(6) PREFERRED STOCK PRIVATE PLACEMENT

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000 prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of thirty dollars being recorded as Series B Preferred Stock, and the balance of approximately $3.0 million is included in Additional Paid-in Capital. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion. Each share of Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135% of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event a holder of Series B Preferred Stock is unable to convert shares of Preferred Stock into Common Stock at a discount because 1,505,000 shares have been issued at a discount, then the Company may either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Convertible Preferred Stock in an amount equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Series B Preferred Stock at 115% of par in cash. On June 1, 1999, the Company redeemed $1,100,000 of the Series B Preferred Stock at 100% of par in cash. As of September 30, 1999, shares representing $1,075,000 of Series B Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $825,000 of Series B Preferred Stock is convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Series B Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Series B Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

On June 1, 1999, as part of a financial restructuring, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $1,400,000 prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of fourteen dollars being recorded as Series C Convertible Preferred Stock, and the balance of approximately $1.4 million is included in Additional Paid-in Capital. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion. Each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $1.877, which represents 135% of the ten day average of the closing bid price of the Company's Common Stock ending on May 28, 1999. Twenty-five percent (25%) of the Series C Preferred Stock was convertible into Common Stock, at the election of the holder thereof, on August 29, 1999. Fifty percent (50%) of the Series C Preferred Stock is convertible 30 days after the Effective Date; seventy five percent (75%) of the Series C Preferred Stock is convertible 60 days after the Effective Date; and one hundred percent (100%) of the Series C Preferred Stock is convertible 90 days after the Effective Date. The maximum number of shares of Common Stock that may be issued upon conversion is 1,331,500. The Company has the right to redeem the Series C Preferred Stock at 115% of par in cash beginning August 31, 1999. The effective date of the Registration Statement filed with the Securities and Exchange Commission relating to the Common Stock to be issued upon conversion of the Series C Convertible Preferred Stock was September 24, 1999, and all necessary gaming regulatory approvals have been received. All outstanding shares of Series C Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

The 9% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series C Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $138,462, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series C Preferred Stock to the earliest conversion date. Income available to holders of Common Stock is being reduced by approximately $32,885, $87,115 and $18,462 during the second, third and fourth quarters of 1999, respectively.

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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

(9) RESIGNATION OF DIRECTOR

On September 15, 1999, Wayne Mills resigned from the Board of Directors of the Company.

(10) SUBSEQUENT EVENTS:

PROPOSED ACQUISITION OF INTERNET MORTGAGE COMPANY

On October 12, 1999, the Company and Equitex, Inc., jointly announced that they had entered into a letter of intent whereby the Company will acquire Equitex's wholly-owned subsidiary, First Bankers Mortgage Services, Inc. in a tax free exchange of stock. Under terms of the letter of intent the stockholders of the Company will retain 25% of the newly merged company on a post-merger basis. Closing of the proposed transaction is subject to, among other things, executing a mutually acceptable definitive agreement, successful completion of due diligence, completion of certain other documents, obtaining corporate and any necessary regulatory approvals, approval by the Company's shareholders, and other customary pre-closing conditions.

Under the proposed agreement, concurrent with the merger, the Company would divest its gaming assets. Exploratory talks have been held with several gaming manufacturers with a goal of selling the gaming machine business intact to a company capable of effectively marketing the Company's recently approved video slot machine and its multi-player games line.

First Bankers is a direct lender headquartered in Ft. Lauderdale, Florida, offering both retail and wholesale mortgage financing. First Bankers recently announced the debut of its online mortgage system, "nMortgage.com". Upon consummation of the transaction, Innovative Gaming Corporation of America would be renamed nMortgage.com.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

PREFERRED STOCK PRIVATE PLACEMENT

During October 1999, the Company issued a total of 2,450 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $2,450,000, prior to any offering expenses, and warrants (the "Warrants") to acquire 245,000 shares of the Company's Common Stock at $2.75 per share. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has reserved 1,750,000 shares of Common Stock for issuance upon conversion of the Series D Preferred Stock and 245,000 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series D Preferred Stock at 135% of par in cash if the market price is lower than the market price on the date the Series D Preferred Stock was issued. A Registration Statement related to the Common Stock to be issued will be filed by, and at the expense of, the Company pursuant to obligations contained in Registration Rights Agreements dated October 14 to 22, 1999.

All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was formed in 1991 to develop, manufacture, market and distribute group participation and other specialty gaming machines. The Company manufactures, markets and distributes BJ Blitz(TM), Hot Shot Dice(TM), Lightning Strike Roulette(TM), Supersuits Progressive Blackjack(TM), Bonus Streak(TM) and Mythical Reels(TM) to certain gaming markets worldwide. Since inception, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games. The Company has begun to expand and diversify its product line by developing and marketing single player games such as Bonus Streak and Mythical Reels. The Company has also developed a new series of video slot machines which incorporate a unique PC platform operating system, which the Company plans to begin marketing in late 1999 after obtaining regulatory approvals.

The Company is continuing the expansion of its customer markets by submitting applications for licensing in additional gaming jurisdictions and, where licensed, submitting its products for technical approval. Also in April 1999, the Company received a temporary manufacturer's license and distributor's license from the South Dakota Gaming Commission. Previously registered with Alberta, Manitoba, Saskatchewan, Quebec and the Atlantic Lottery Corporation, the Company has applications pending in British Columbia, Ontario and Nova Scotia. The Company has an agent to market its products in Canada. In December 1998, the Company's Bonus Streak(TM) game received approval in Mississippi and, during the first quarter of fiscal 1999, its Mythical Reels(TM) game received approval in Nevada, Louisiana, Colorado, Arizona, New Mexico, and Alberta, Canada. In February 1999, the Company submitted its single player video slot machine to the Nevada Gaming Control Board for approval. As of November 1999, the Company has submitted and has pending applications in Connecticut, Illinois and Indiana, and has submitted games for approval in New Jersey.

The Company distributes its products both directly to the gaming marketplace and through licensed distributors. In certain jurisdictions, the Company has received technical game approval but has not sought or received its distributor's license. In certain jurisdictions the Company may use an existing licensed distributor to sell its products pursuant to any necessary Tribal or regulatory transaction approvals. The Company has applied for necessary licenses or technical game approvals in key jurisdictions both domestically and internationally where legalized electronic gaming is permitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

On October 12, 1999, the Company and Equitex, Inc., jointly announced that they had entered into a letter of intent whereby the Company will acquire Equitex's wholly-owned subsidiary, First Bankers Mortgage Services, Inc. in a tax free exchange of stock. Under the proposed agreement, concurrent with the merger, the Company would divest its gaming assets. Exploratory talks have been held with several gaming manufacturers with a goal of selling the gaming machine business intact to a company capable of effectively marketing the Company's recently approved video slot machine and its multi-player games line. First Bankers is a direct lender headquartered in Ft. Lauderdale, Florida, offering both retail and wholesale mortgage financing. First Bankers recently announced the debut of its online mortgage system, "nMortgage.com". Upon consummation of the transaction, Innovative Gaming Corporation of America would be renamed nMortgage.com.



            RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

For the three and nine months ended September 30, 1999, the Company recorded losses attributable to Common Stock shareholders of $3,043,000, or $.42 per share, and $6,554,000, or $.91 per share, respectively, compared to losses of $1,888,000, or $.25 per share, and $2,824,000, or $.37 per share, for the three and nine months ended September 30, 1998, respectively. The loss attributable to common shareholders for each period included adjustments for preferred stock accretion and preferred stock dividends. The increased operating loss in the fiscal 1999 periods was primarily attributable to low sales volume, increased provisions for inventory obsolescence and increased expenses incurred related to the Company's continuing efforts to develop/enhance and license its products and introduce those products into new markets.

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended September 30, 1999, were $646,000 compared to $1,169,000 recorded in the quarter ended September 30, 1998. This decrease in revenues was primarily due to a decrease in sales of multi-player games from 14 in 1998 to 1 in 1999. Total sales for the nine months ended September 30, 1999, were $2,897,000 compared to $7,373,000 in the nine months ended September 30, 1998. Multi-player game sales declined from 111 in the 1998 period to 31 in the 1999 period. There can be no assurance that sales revenue in subsequent quarters will increase.

The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three and nine-month periods ended September 30, 1999 and 1998:

                          Three months ended        Three months ended       Nine months ended         Nine months ended
                          September 30, 1999        September 30, 1998       September 30, 1999        September 30, 1998
Sales revenue                           $646,000                $1,169,000               $2,897,000                $7,373,000
Product line:             Percentage of revenue:    Percentage of revenue:   Percentage of revenue:    Percentage of revenue:
                          ----------------------    ----------------------   ----------------------    ----------------------
   Multi-player games                         9%                       67%                      51%                       83%
   Single player games                       35%                        0%                      21%                        6%
   Parts sales and other                     34%                       23%                      19%                        7%
   Lease participation                       22%                       10%                       9%                        4%
        Total                               100%                      100%                     100%                      100%


Sales for the three and nine months ended September 30, 1998, included 11 and 83 multi-player games, respectively, to the Company's distributor in Australia, while no sales were made to this customer in the comparable 1999 periods. Sales to this distributor declined, particularly in the third and fourth quarters of 1998, and the Company has not forecasted sales to this customer in 1999. Overall Company sales will continue to be volatile until, among other things, the Company's products are accepted by the market place and new jurisdictional licenses and/or distribution agreements are obtained.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998 - CONTINUED


The Company recorded a negative gross margin for the three-month and nine-month periods ended September 30, 1999, and in the three-month period ended September 30, 1998. The gross margin for the nine-month period ended September 30, 1998 was 22.4%. The negative gross margin in the periods noted was primarily due to unabsorbed labor and overhead costs attributable to low production volume and, in the three and nine-month periods ended September 30, 1999, increased provisions for inventory obsolescence.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended September 30, 1999 was $1,732,000 compared to $1,713,000 for the three months ended September 30, 1998. Selling, general and administrative expense for the nine months ended September 30, 1999 was $4,935,000 compared to $4,227,000 for the nine months ended September 30, 1998. These increases in expense were due primarily to an increased investment in engineering and development costs for new product development and costs associated with applications for licensing in various jurisdictions.

INTEREST INCOME

In the quarter ended September 30, 1999, net interest expense was $68,000 compared to net interest income of $33,000 in the quarter ended September 30, 1998. In the nine months ended September 30, 1999, net interest expense was $73,000 compared to net interest income of $83,000 in the nine months ended September 30, 1998. These unfavorable changes in net interest were due to a decrease in investments in interest bearing accounts and additional interest expense incurred on debt.

PREFERRED STOCK DIVIDENDS

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000. As of September 30, 1999, 1,075 shares of the Series B Preferred Stock had been converted to Common Stock of the Company and 1,100 shares were redeemed by the Company. On June 1, 1999, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share. As of September 30, 1999, none of the Series C Preferred Stock had been converted to Common Stock of the Company. An annual dividend of 4% is paid quarterly in arrears on the Series B and Series C Preferred Stock, and may be paid either in Preferred Stock of the Company or cash at the Company's discretion.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $24,434,000 as of September 30, 1999. Due to weaker than expected demand for the Company's current products, the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future short-term results are highly dependent on the Company's ability to, among other things, finance production and distribution new products, gain customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process.

On October 12, 1999, the Company and Equitex, Inc., jointly announced that they had entered into a letter of intent whereby the Company will acquire Equitex's wholly-owned subsidiary, First Bankers Mortgage Services, Inc. in a tax free exchange of stock. Under the proposed agreement, concurrent with the merger, the Company would divest its gaming assets. Upon consummation of the transaction, Innovative Gaming Corporation of America would be renamed nMortgage.com. Future long-term operating results cannot be predicted at this time due to the change in

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998 - CONTINUED


business direction that will result from this transaction. Closing of the proposed transaction is subject to, among other things, executing a mutually acceptable definitive agreement, successful completion of due diligence, completion of certain other documents, obtaining corporate and any necessary regulatory approvals, approval by the Company's shareholders, and other customary pre-closing conditions.

LIQUIDITY AND CAPITAL RESOURCES

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000 prior to any offering expenses.

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company entered into a Stock Redemption Agreement with a shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four year convertible note and a warrant to purchase 50,000 shares of the Company's Common Stock. In April 1999, the Company redeemed 700,000 shares of Common Stock from Lakes Gaming, Inc. on substantially the same terms as the redemption described above. This redemption was also to expedite the timing of gaming regulatory approval in certain jurisdictions. These notes are unsecured, pay interest of 5% per annum and are convertible at $1.094 and $1.25 per share, respectively. The notes may not be converted in the first year following issuance. The exercise price of the warrants will be the same as the conversion price of the notes. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the notes and the warrants.

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

Each share of the Series B and Series C Preferred Stock (collectively the "Preferred Stock") is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price of the Preferred Stock may not exceed $5.16 for the Series B Preferred Stock and $1.877 for the Series C Preferred Stock. The maximum number of shares of Common Stock that may be issued upon conversion of the Series B and Series C Preferred Stock is 1,505,000 and 1,331,500, respectively. In the event a holder of Preferred Stock that is unable to convert shares of Preferred Stock into Common Stock at a discount because the maximum number shares have been issued at a discount, the Company may, in the case of the Series B Preferred Stock, either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Preferred Stock equal to the value that would have been received by such holder if able to convert at a discount, or in the case of Series C Preferred Stock, redeem any unconverted Series C Preferred Stock for cash at a price equal to 115% of the liquidation value. As of September 30, 1999, Series B Preferred Stock totaling $1,075,000 had been converted into Common Stock of the Company and the Company had redeemed $1,100,000 of the Series B Preferred Stock. Twenty-five percent (25%) of the Series C Preferred Stock was convertible into Common Stock, at the election of the holder thereof, on August 29, 1999. Fifty percent (50%) of the Series C Preferred Stock is convertible 30 days after the Effective Date; seventy five percent (75%) of the Series C Preferred Stock is convertible 60 days after the Effective Date; and one

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

hundred percent (100%) of the Series C Preferred Stock is convertible 90 days after the Effective Date. The effective date of the Registration Statement filed with the Securities and Exchange Commission relating to the Common Stock to be issued upon conversion of the Series C Convertible Preferred Stock was September 24, 1999, and all necessary gaming regulatory approvals have been received. The Company has the right to redeem the Series C Preferred Stock at 115% of par in cash beginning August 31, 1999. On June 1, 1999, the Company redeemed $1,100,000 of Series B Preferred Stock at 100% of par in cash. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

During October 1999, the Company issued a total of 2,450 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $2,450,000, prior to any offering expenses, and warrants (the "Warrants") to acquire 245,000 shares of the Company's Common Stock at $2.75 per share. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has reserved 1,750,000 shares of Common Stock for issuance upon conversion of the Series D Preferred Stock and 245,000 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series D Preferred Stock at 135% of par in cash if the market price is lower than the market price on the date the Series D Preferred Stock was issued. A Registration Statement related to the Common Stock to be issued will be filed by, and at the expense of, the Company pursuant to obligations contained in Registration Rights Agreements dated October 14 to 22, 1999. All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

On October 12, 1999, the Company and Equitex, Inc., jointly announced that they had entered into a letter of intent whereby the Company will acquire Equitex's wholly-owned subsidiary, First Bankers Mortgage Services, Inc. in a tax free exchange of stock. Under the proposed agreement, concurrent with the merger, the Company would divest its gaming assets. Exploratory talks have been held with several gaming manufacturers with a goal of selling the gaming machine business intact to a company capable of effectively marketing the Company's recently approved video slot machine and its multi-player games line. First Bankers is a direct lender headquartered in Ft. Lauderdale, Florida, offering both retail and wholesale mortgage financing. First Bankers recently announced the debut of its online mortgage system, "nMortgage.com". Upon consummation of the transaction, Innovative Gaming Corporation of America would be renamed nMortgage.com. Completion of this transaction is presently planned to occur in the first quarter of 2000.

The Company had $465,000 and $1,617,000 in cash as of September 30, 1999 and December 31, 1998, respectively. The Company has experienced negative cash flow from operations $2,762,000 for the nine months ended September 30, 1999. In addition, sales in the first ten months of 1999 have been below management's expectations. In October 1999, management took steps to address their future liquidity and cash flow requirements by obtaining additional financing in the aggregate amount of $2,450,000, prior to any offering expenses, through the private placement of Series D Convertible Preferred Stock as described above. As of November 5, 1999, the Company had cash of approximately $870,000. The Company estimates that its cash and anticipated funds from operations will be adequate to fund cash requirements until completion of the merger with Equitex, Inc., which is presently planned to occur in the first quarter of 2000 as described above. If the merger is not completed as planned, the Company will require additional financing to fund further production, marketing and distribution of the Company's products. There can be no assurance that the Company will be successful on obtaining such additional financing on terms

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - CONTINUED

acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations. Management is continuing in its efforts to control costs and, among other actions taken, has reduced staffing by approximately 23 percent.

YEAR 2000 UPDATE

As of September 30, 1999, the Company continued its assessment to identify and evaluate the risks of the Year 2000 issue. The Company's Year 2000 assessment considered the following: (1) the Company's products; (2) the manufacturing process of the products; (3) the Company's vendors and suppliers of materials utilized in either the Company's gaming machine products or the manufacturing process; (4) the Company's internal business information and accounting systems and (5) the Company's principal customers. To implement its assessment, the Company assigned internal staff to monitor and facilitate efficient Year 2000 Compliance. The Company has not utilized third-party consultants to evaluate its Year 2000 readiness.

First, none of the Company's products contain software or embedded microprocessors that are time-sensitive. Second, the Company's manufacturing process is not automated to the extent that any part of the process is computerized or relies upon time-sensitive software. The process of manufacturing the Company's games is largely a mechanical process. Third, the Company has sought assurance from its primary material vendors and suppliers to determine the extent which the Company is vulnerable to Year 2000 issues because such vendor or supplier is or may not be Year 2000 compliant. As of November 5, 1999, all such vendors and suppliers have given assurance that they are, or will be, Year 2000 compliant prior to December 31, 1999.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - CONTINUED

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: the inability to consummate the Merger on a timely basis, if at all, the ability to find a suitable buyer for the Company's gaming assets, the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; ability to obtain additional financing through leasing, equity or other arrangements; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; the Company's expectations as to achieving year 2000 readiness and the cost of achieving such readiness; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1998. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

                                     PART II

                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2. CHANGES IN SECURITIES

        During October 1999, the Company issued a total of 2,450 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1,000 per share, or a aggregate offering price of $2,450,000. Each share of Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company also issued to the investors warrants to acquire 245,000 shares of the Company's Common Stock at $2.75 per share. There were no underwriters involved in the transaction. The shares were sold to several institutional investors who are "accredited investors" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"). The Company relied upon Rule 506 of Regulation D as the exception for such private placement.

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

                                        INNOVATIVE GAMING CORPORATION OF AMERICA


                                        /s/ EDWARD G. STEVENSON
                                        ----------------------------------------
                                          Edward G. Stevenson
                                          Chief Financial Officer
                                        (Principal Accounting Officer)


Date: November 12, 1999

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                               September 30, 1999

                                INDEX TO EXHIBITS
Exhibit
Number              Description
------              -----------

  27                Financial Data Schedule