Form 10-K
period 1999-12-31
INNOVATIVE GAMING CORP OF AMERICA
filed 2000-03-30
CIK 897795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______  TO________


                           Commission File No. 0-22482


                    INNOVATIVE GAMING CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)


                     MINNESOTA                         41-1713864
                     ---------                         ----------
           (State or other jurisdiction                (I.R.S. Employer
           of incorporation or organization)           Identification No.)


                     4725 AIRCENTER CIRCLE
                     RENO, NEVADA                      89502
                     ------------                      -----
           (Address of principal executive offices)    (Zip Code)


                                 (775) 823-3000
              (Registrant's telephone number, including area code)


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

                                Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 21, 2000, 9,008,738 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on March 21, 2000, was $16,273,963. For purposes of this computation, affiliates of the Registrant are the Registrant's executive officers and directors.


                       DOCUMENTS INCORPORATED BY REFERENCE

PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of the shareholders are incorporated by reference into Items 10 through 13, inclusive.

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

Innovative Gaming Corporation of America ("IGCA") and its wholly owned operating subsidiary, Innovative Gaming, Inc. ("IGI"), together (the "Company"), develop, manufacture, market and distribute multi-station and other specialty gaming machines to regulated gaming markets world-wide. The Company has two primary product lines: multi-player/multi-station video table games and single player video slot machines incorporating state of the art graphics and sound.

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc., which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the Company will retain 25% of the surviving corporation to the Merger on a post-merger basis. As a condition to the Merger, concurrent with the Merger, the Company must divest substantially all of its gaming assets. (See Note 11 of Notes to Consolidated Financial Statements - Agreement for Merger and Note 12 - Subsequent Events - Discontinued Operations/Asset Divestiture Agreement).

On February 1, 2000, the Company entered into a definitive asset purchase agreement with Xertain, Inc. ("Xertain"), pursuant to which Xertain will purchase substantially all of the Company's gaming assets. In exchange for the gaming assets of the Company, Xertain will pay an aggregate purchase price of $4,000,000 plus a promissory note payable to IGCA in an amount equal to the accounts receivable of IGCA as of the closing date, adjusted for certain payments to be made by Xertain and IGCA as provided for in the note, and Xertain will assume certain liabilities of IGCA (the "Gaming Asset Divestiture"). The accounts receivable promissory note will be secured by the accounts receivable of IGCA which are being acquired by Xertain.

The Company's primary target markets have been gaming jurisdictions in North America, including the states of Arizona, Colorado, Iowa, Louisiana, Mississippi, Minnesota, Nevada, New Mexico, South Dakota, North Carolina and South Carolina, and through a distributor in Australia. The Company has agents to market its products in Canada and Europe. Throughout 1997, 1998 and 1999, the Company has expanded its markets by obtaining gaming licenses in various gaming jurisdictions. The Company has submitted and has pending applications in Connecticut, New Jersey, Illinois and Indiana. Previously registered with Alberta, Manitoba, Saskatchewan, Quebec and the Atlantic Lottery Corporation, the Company has applications pending in British Columbia, Ontario and Nova Scotia. As of March 2000, the Company's single player video slot machine has been approved for sale in Colorado, Iowa, Louisiana, Minnesota and New Mexico, and was on field trial at the New York, New York Casino in Las Vegas, Nevada for the purpose of obtaining Nevada Gaming Control Board approval for sale in Nevada.

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

PRODUCTS

The Company has two primary product lines: multi-player/multi-station video table games and single player video slot machines incorporating state of the art graphics and sound.

MULTI-PLAYER/MULTI-STATION VIDEO TABLE GAMES

BJ BLITZ(TM) AND LIVE VIDEO BLACKJACK(R) are electronic audio/video multi-player blackjack games. Each blackjack machine consists of a central "dealer" and three or five "player" stations that face the dealer in a semicircle, in the same configuration as a live action blackjack table. The dealer and each player station have video display screens. The dealer screen displays the cards as they are shuffled and dealt, and the dealer's hand. The electronic dealer directs the action with spoken instructions, and indicators flash on the video display screen of the player whose turn it is to bet. Each player station has lighted controls that the players can push to hit, stand, bet, double down, split or buy insurance. Between games, players can also push buttons to display the rules and the odds. The machines incorporate electronically generated voices, sound effects, lights and music into the game. A "21 Stud" game is offered by the Company on the blackjack game platform. "21 Stud" is an automated blackjack game with a stud poker game player option. At the end of each hand of blackjack, the player has a chance at additional awards according to a five-card poker hand completed from the dealer's original hand. These blackjack games accounted for an aggregate of 21% of sales in 1999, 40% in 1998 and 49% in 1997.

HOT SHOT DICE(TM) AND LIVE VIDEO CRAPS(R) are electronic craps machines management believes are the first entirely electronic multi-player video craps games in the world, which consist of a rectangular table that is approximately half the size of a live action craps table, with a lighted canopy. Each table accommodates six players, two on each side, and one at each end. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a craps tabletop. Each player has a hand-sized trackball that the player rotates with his palm to roll the dice. The trackball also controls a video "hand" that the player moves around the playing field to place his bet of video "chips" in the appropriate spot. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly colored video hand and chips. The video rolling dice are superimposed on the playing field and the roll of the dice responds to the force and direction with which the player spins the track ball. The game incorporates sound effects such as rolling dice, and visual effects such as a croupier rake that wipes away chips, in addition to electronically-generated voices, music and flashing lights. These electronic craps games accounted for an aggregate of 12% of sales in 1999, 0% of sales in 1998 and 5% in 1997.

LIGHTNING STRIKE(TM) ROULETTE AND LIVE VIDEO ROULETTE(R) are roulette machines that management believes are the first entirely electronic multi-player video roulette games in the world, which consist of a rectangular table that is approximately half the size of a live action roulette table. The table accommodates five players, two on each side and an additional player at one end. The other end of the table has a stand-up cabinet that incorporates a 29-inch video monitor that employs what the Company believes is the most advanced computer graphics available in the industry today. On the top of the cabinet, a simulated roulette wheel is displayed that incorporates rotating lights coordinated with the play of the game. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a roulette table betting field. Each player has a hand-sized trackball that the player rotates with his palm to control a video hand that the player moves around the playing field to place his bet of video "chips" in the appropriate spot. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly colored video hand and chips. The cabinet video monitor displays sharp, 3 dimensional graphics of rotating dealers, roulette wheel action, betting, instructional game play features, and game summary data. These roulette games accounted for an aggregate of 20% of sales in 1999, 38% in 1998, and 38% in 1997.


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


MANUFACTURING AND SUPPLY ARRANGEMENTS

The Company's primary products are assembled at its production facility in Reno, Nevada, utilizing various parts and components from a large base of vendors. On February 2, 1996, the Company negotiated fixed pricing for a minimum of two years for specific electronic components with its Japanese suppliers in its efforts to reduce product cost. Deliveries scheduled under this agreement were completed in July 1999. The Company has transitioned to utilizing a more domestic base of vendors for a majority of components utilized in its products to reduce the reliance on exchange rate sensitivities and to negotiate more competitive prices on required components. The Company has developed new technology to replace the electronic components previously purchased from the Japanese vendor, and the Company has identified alternate sources of supply for significant parts and components should any of its current vendors fail to meet order requirements by the Company.


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

IGCA(R), BJ Blitz(TM), Hot Shot Dice(TM), Lightning Strike Roulette(TM), Live Video Blackjack(R), Live Video Craps(R), Live Video Roulette(R), Bonus Streak(TM), Cascade of Diamonds(TM), Mythical Reels(TM) and Supersuits (R) are all trademarks of Innovative Gaming Corporation of America. The Company has either Federally registered or applied for Federal registration of these trademarks. In November 1997, IGCA received notification that it was granted a Trademark and Design registration for Lightning Strike Roulette in Australia.

The Company believes that the technical know-how, trade secrets and creative skills of its employees and contract personnel are substantial assets of the Company. The Company requires customers, employees, contract personnel and other significant contacts of the Company who have access to proprietary information concerning the Company's products to sign non-disclosure agreements. The Company relies on such agreements, other security measures, and trade secret law to protect such proprietary information. No assurance can be given that pending applications for intellectual property will be granted. There also can be no assurance that patents or other intellectual property rights will not be infringed, or that others will not develop technology that will not violate these rights.


DISTRIBUTORSHIP AND SALES AGENCY ARRANGEMENTS

The Company distributes and/or anticipates to distribute its products both directly to gaming markets and through licensed distributors. In certain jurisdictions the Company may use an existing licensed distributor to sell its products pursuant to any necessary Tribal or regulatory transaction approvals.

In February 1996, the Company entered into an exclusive distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia for the marketing and distribution of games in Australia, New Zealand, Papua New Guinea, Taiwan, New Caledonia, Malaysia, the Philippines and Singapore (hereinafter "Australasia"). The Company granted Aristocrat an initial five-year exclusive license expiring February 2001 to distribute its blackjack, craps and roulette games to all legalized Australasia video gaming jurisdictions. Pursuant to such agreement, the Company agreed to sell its games at discounted distributor's pricing in exchange for a minimum purchase quantity of 100 units per year. Aristocrat commenced marketing the Company's blackjack, and roulette games subsequent to obtaining technical approval from New South Wales, Australia gaming authorities in September 1997. Pursuant to this agreement, the Company sold an aggregate of 99 games in 1997, 86 games in 1998 and no games in 1999. Due to the declining multi-player game sales in their territory, the Company's sales to this distributor declined in the third and particularly fourth quarters of 1998, and the Company made no game sales to this distributor in 1999. In March 2000, the Company and Aristocrat terminated the distribution agreement.

In March 1996, the Company entered into exclusive agreements with Ludi S.F.M. and with S.A.M. Eurusa for the exclusive distribution of the Company's games in France, Monaco, Morocco, Tunisia and Italy. Ludi and Eurusa are affiliated entities. Under such agreement, Ludi and Eurusa have been granted three-year exclusive licenses, expiring March 1999, to distribute the Company's blackjack, craps and roulette games, subsequent to any and all regulatory approvals. These agreements are renewed automatically for successive one-year terms up to a cumulative maximum term of eight years unless terminated by one of the parties under the terms and conditions set forth in the distribution agreements. Pursuant to the agreement, the Company has agreed to sell its games to Ludi and Eurusa at the Company's then current retail price less a distributor's discount. No sales have been made under this agreement through December 31, 1999.

In January 1997, the Company entered into a three-year exclusive agreement with Vista Gaming Corporation ("Vista") for the distribution and service of the Company's products in Colorado. However, if Vista does not distribute of lease at least 20 machines after six months and/or 35 machines after one year, this agreement will revert to a non-exclusive distributorship. The lease rates will be comparable to lease rates charged by other specialty game suppliers. This agreement provides for automatic renewal annually after the original term and may be terminated by either party under certain circumstances.

In May 1998, the Company entered into a one-year exclusive agency agreement with Bill Engle, an individual. Under the agreement, the agent represents the Company's products for sale in the Canadian provinces of British Columbia, Ontario, Nova Scotia (for casino customers only), Saskatchewan, Alberta and Manitoba. The agent receives a commission equal to the difference between the amount received for sales initiated by the agent and prices stated in the agreement for each product. This agreement may be renewed for up to two successive one-year terms upon the agreement of the parties and on the terms and conditions set forth in the agency agreement. In May 1999, the agreement was renewed for a one-year term.

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

In April 1999, the Company entered into a two-year exclusive agency agreement with Stuart Black, an individual. Under the agreement, the agent represents the Company's products for sale in specific territories in Europe. The agent receives a commission on sales of the Company's products. The Company and Agent negotiate minimum sales targets for each year of the agreement. If Agent fails to obtain sales orders for at least 75 percent of the target number of units in any contract year, the Company may give notice to terminate the agreement. This agreement provides for automatic renewal annually after the original term and may be terminated by either party under certain circumstances.


SIGNIFICANT CUSTOMERS

During fiscal 1999, the Company made sales to one customer, Black Hills Novelty Co., which accounted for 18.9% of sales for the year. No other single customer accounted for 10% or more of sales.


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


REGULATION

GENERAL - The manufacture, sale and distribution of gaming machines are subject to various federal, state, county, tribal, municipal and international laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but primarily concern the responsibility, financial stability and character of gaming equipment manufacturers and distributors, as well as persons financially interested or involved with gaming equipment manufacturers and distributors. Furthermore, regulations also require various technical standards and specifications approval and adherence, which are conducted by state and/or private laboratories. There are substantial similarities in the basic provisions, which are described below. In the future, Regulatory Authorities may also significantly curtail or eliminate gaming in jurisdictions that currently or hereafter allow gaming.

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

A CSI license is issued for an initial period of two years and is thereafter renewable for four-year periods. There is no guarantee that IGI will be granted an initial license or that, following the issuance of an initial CSI license or any renewal thereof, IGI will continue to be granted renewals of the license. Additionally, upon application of the New Jersey Division, the New Jersey Commission may at any time review any license issued by it and determine to suspend, revoke or place conditions on such license.

In addition to the required CSI license, the gaming equipment manufactured, distributed or sold by IGI to New Jersey casinos is subject to a technical examination by the New Jersey Division and approval by the New Jersey Commission for, at a minimum, quality, design, integrity, fairness, honesty and suitability. The review process includes the submission of a model of the machine to the New Jersey Division for testing, examination and analysis. Prior to a decision by the New Jersey Commission to approve a particular model of machine, it may require up to a 60-day trial period to test the machine in a casino. During the trial period, the manufacturer or distributor of the machine shall not be entitled to receive revenue of any kind whatsoever. Once a model is approved by the New Jersey Commission, all machines of that model placed in operation in casinos shall operate in conformity with the model approved by the New Jersey Commission. Any changes in the design, function or operation of the machine are subject to prior approval by the New Jersey Commission, after testing by the New Jersey Division.


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

SHORT-TERM LIQUIDITY AND NEED FOR ADDITIONAL FINANCING - As of March 17, 2000, the Company had cash of approximately $224,000. The Company has experienced negative cash flow from operations of $5.1 million, $2.1 million and $7.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. The Company estimates that if current sales forecasts are met its cash and anticipated funds from operations will be adequate to fund cash requirements through the date of the Merger. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully complete any such future development and introduction if the Merger is not completed. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

RISK OF FAILURE TO COMPLETE MERGER WITH NMORTGAGE - On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, nMortgage will be merged with and into IGCA Merger Subsidiary, a Minnesota corporation and wholly-owned subsidiary of the Company, upon closing of the Merger, with IGCA Merger Subsidiary being the surviving corporation in the Merger. Upon closing of the Merger, the IGCA would be renamed "nMortgage.com, Inc."

nMortgage is a direct lender headquartered in Fort Lauderdale, Florida, and offers both retail and wholesale mortgage financing through its subsidiary, First Bankers Mortgage Services, Inc.

As an additional condition to the Merger, concurrent with the merger, the Company must divest substantially all of its gaming assets. On February 1, 2000, the Company entered into a definitive asset purchase agreement with Xertain, Inc. ("Xertain"), pursuant to which Xertain will purchase substantially all of the Company's gaming assets. In exchange for the gaming assets of the Company, Xertain will pay an aggregate purchase price of $4,000,000 plus a promissory note payable to IGCA in an amount equal to the accounts receivable of IGCA as of the closing date, adjusted for certain payments to be made by Xertain and IGCA as provided for in the note, and Xertain will assume certain liabilities of IGCA (" the "Gaming Asset Divestiture").

In addition to various standard conditions of closing, the Gaming Asset Divestiture is subject to the simultaneous closing of the Merger, shareholder approval and the termination of various employment agreements of certain key employees of IGCA. There can be no assurance that all of these conditions will be met and the anticipated transactions successfully consummated on a timely basis, if at all.

If the Merger and related Gaming Asset Divestiture are not successfully consummated, the Company will be required to seek additional financing. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations. Furthermore, in the event the Merger is consummated on a timely basis, there can be no assurance that the post-Merger Company would not have the same if not more serious demands for capital to fund operations.

LACK OF PROFITABILITY - The Company has had losses of $14.1 million in 1999, $4.7 million in fiscal 1998 and $2.9 million in fiscal 1997. The Company has not had a profitable quarter since the fourth quarter of fiscal 1997 and does not expect to be profitable prior to the merger with nMortgage.

FAILURE TO REGISTER CERTAIN SHARES - The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such Common Stock is not registered. As of March 30, 2000, the Company has not registered such shares of Common Stock with the Securities and Exchange Commission. Unless the Company can register such shares by April 13, 2000 or obtain a waiver of such provisions from the holders of the Company's Series D Convertible Preferred Stock, the Company will be contractually required to make such payments which could have a material adverse impact on the Company's liquidity.

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

PRODUCT ACCEPTANCE - The Company's success as a gaming machine manufacturer and supplier is dependent upon numerous factors, including its ability to design, manufacture, market and service gaming machines that achieve player and casino acceptance while maintaining product quality and acceptable margins and to compete against gaming machine suppliers with greater financial resources, name recognition and established service networks and customer relationships. To date, the sales of the Company's multi-player games have been significantly lower than anticipated by the Company. In order to diversify and expand sales, the Company has begun licensing, marketing and selling single player games such as Bonus Streak. Additionally, the Company has developed other single player games such as its single player video slot machines incorporating state of the art graphics and sound. There can be no assurance that such single player games will be accepted by the market. The Company believes that it will need to develop gaming machines that offer technological advantages or unique entertainment features in order for the Company to be able to compete effectively in the gaming machine market.

DEPENDENCE ON CUSTOMERS

During 1998, a substantial portion of the Company's sales were to one customer, Aristocrat Leisure Industries ("Aristocrat") an Australian-based distributor, which accounted for approximately 54% of sales. Due to the declining multi-player game sales in their territory, the Company's sales to this distributor declined in 1998, and the Company made no sales to this customer in 1999. In March 2000, the Company and Aristocrat terminated the distribution agreement. Although the Company is attempting to diversify its customer base, no assurance can be given that the Company will be successful in such diversification, and failure to successfully diversify its customer base could have a material adverse impact on the Company.

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

RAPIDLY CHANGING TECHNOLOGY - The Company's business is characterized by rapidly changing technology and frequent new product introductions and enhancements. The Company's success as a gaming equipment manufacturer is dependent on its ability to enhance its existing products and to introduce in a timely manner new products that meet existing and future regulatory requirements and evolving customer requirements and to achieve market acceptance. There can be no assurance that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products. The Company's business will be adversely affected if the Company experiences delays in developing new products or enhancements or if such products or enhancements do not meet and receive all regulatory approvals and/or gain customer acceptance.

FACTORS AFFECTING PROFITABILITY AND GROWTH - All of the Company's revenues have been derived from the gaming industry. The growth of the Company's business is substantially dependent upon factors that are beyond the control of the Company, including, among others, the pace of development, changes in gaming regulation, expansion and renovation of casinos and other forms of casino gaming in new jurisdictions, and the continued popularity of casino gaming as a leisure activity. The expansion of the gaming industry has slowed in recent years and the continued expansion of gaming markets is dependent upon political, legal and other factors, which are beyond the control of the Company. As a result of these and other factors, there is no assurance of the Company's growth or profitability.

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

STOCK PRICE VOLATILITY AND NASDAQ LISTING - The market price of the Company's Common Stock has been highly volatile. In order to maintain its listing on the NASDAQ National Market, the Company must maintain a closing sales price of at least $1.00 per share for a certain period of time. Since January 2, 1999, the Company's Common Stock has traded in the range of $0.81 to $2.72 per share, reaching a low of $0.81 on January 14, 1999. No assurance can be given that the Company's Common Stock will continue to trade above the NASDAQ National Market minimum requirements or that the Company can maintain its NASDAQ National Market listing. If the Company fails to maintain the NASDAQ standards for quotation, the Company's Common Stock could be traded in the over-the-counter market, which would make it more difficult to dispose of, or obtain accurate quotations as to the price of the Company's Common Stock. In addition, the Company could then be subject to certain rules of the Securities and Exchange Commission relating to "penny stocks". Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability of purchasers and broker-dealers to sell the stock in the open market.

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


ITEM 2. PROPERTIES

The Company leases approximately 53,100 square feet of warehouse and office space in Reno, Nevada for its main facility, which includes administrative, sales, manufacturing and warehousing operations. The rent under the lease, which expires in October 2001, was approximately $266,000 in 1999, with provisions for annual rent increases. The Company also leases approximately 2,400 square feet of office and warehouse space in Las Vegas, Nevada for sales and service operations. The rent under the lease, which expires in February 2000, was approximately $31,000 in 1999.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

EDWARD G. STEVENSON, AGE 53, has been the Chairman of the Board and Chief Executive Officer since June 1998 and Chief Financial Officer since September 1999, and served as President of the Company from February 1996 to October 1998. Prior to joining the Company, Mr. Stevenson served as the President and Chief Operating Officer of Little Six, Inc. d/b/a Mystic Lake Casino in Minneapolis, from January 1995 to March 1996. From 1988-1991 and from October 1992 to January 1995, Mr. Stevenson was the President of CMS International/Summit Casinos of Reno, Nevada.

BARRETT V. JOHNSON, AGE 67, joined the Company as Vice President of Engineering in January 1998, and was named President and Chief Operating Officer in October 1998. Prior to joining the Company, Mr. Johnson held the positions of Vice President of Operations and then Director/President of Aristocrat, Inc. from 1993 to 1997. From 1987 to 1993, Mr. Johnson progressed through a variety of positions from Service Technician to General Manager of Universal Distributing of Nevada, Inc. Prior to entering the gaming industry, Mr. Johnson served in the United State Air Force for 30 years.

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

The following table summarizes the high and low prices per share of the Common Stock for the periods indicated as reported on the NASDAQ SmallCap Market or the NASDAQ National Market:

                                                HIGH                     LOW
                                                ----                     ---
FYE 12/31/98
First Quarter                                  $4.38                    $2.25
Second Quarter                                  4.13                     2.25
Third Quarter                                   3.88                     2.00
Fourth Quarter                                  2.00                     1.00

FYE 12/31/99
First Quarter                                  $1.38                    $1.00
Second Quarter                                  2.31                     1.00
Third Quarter                                   2.72                     1.50
Fourth Quarter                                  2.61                     1.19


The Company has never declared or paid any dividends on its Common Stock, and the Board of Directors presently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

On March 22, 2000, the last reported sale price for the Common Stock was $2.25 per share. As of March 21, 2000, the Company had 124 shareholders of record and in excess of 1,000 beneficial shareholders of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain consolidated statement of operations, cash flow and balance sheet information for the Company as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of Innovative Gaming Corporation of America and Subsidiary (in thousands except per share data).

                                                                                                     For the
                                      For the Year   For the Year   For the Year   For the Year    Five Months
                                          Ended          Ended          Ended          Ended          Ended
                                       December 3,    December 31,   December 31,   December 31,   December 31,
                                           1999           1998           1997           1996           1995
                                      ------------   -------------   ------------   ------------   ------------
Statement of operations data:
  Net sales                              $  2,897       $  8,509       $ 10,292       $  2,664       $  6,352
  Gross profit                             (1,342)         1,375          3,103            529          1,589
  Operating loss                          (11,131)        (4,444)        (2,182)        (6,592)        (2,765)

  Loss on disposal of gaming
     manufacturing equipment               (2,221)            --             --             --             --
  Net loss                                (13,425)        (4,338)        (1,935)        (6,899)        (2,114)
  Net loss per common share:
     Operating loss                         (1.58)         (0.63)         (0.43)         (1.09)         (0.38)
     Loss on disposal of gaming
       manufacturing equipment              (0.29)            --             --             --             --

Cash flow data:
   Cash provided by (used for):
     Operating activities                  (5,123)        (2,106)        (7,516)        (2,726)           591
     Investing activities                     (38)           (92)           555          3,784         (4,399)
     Financing activities                   3,684          3,297          4,486          1,038            (87)
   Increase (decrease) in cash
      and cash equivalents                  1,477          1,099         (2,475)         2,096         (3,895)

Balance sheet data (end of period):
  Cash, cash equivalents and
   available-for-sale securities              140          1,617            518          5,959          8,749
  Working capital                           4,031         12,100         12,603         11,996         16,039
  Total assets                              8,058         17,093         18,461         15,256         18,929
  Long-term debt (net of
     current maturities)                    3,131            856            509             --             --
  Total stockholders' equity                2,640         14,872         16,482         14,730         18,531

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: successful completion of the proposed merger with nMortgage, Inc. and the related gaming asset divestiture, customer acceptance of the Company's products, need for additional financing, Preferred Stock conversions, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming licenses and regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions and increased competition.

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc., which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the Company will retain 25% of the surviving corporation to the Merger on a post-merger basis. As a condition to the Merger, concurrent with the Merger, the Company must divest substantially all of its gaming assets. (See Note 11 - Agreement for Merger and Note 12 - Subsequent Events - Discontinued Operations/Gaming Asset Divestiture Agreement).

On February 1, 2000, the Company entered into a definitive asset purchase agreement with Xertain, Inc. ("Xertain"), pursuant to which Xertain will purchase substantially all of the Company's gaming assets. In exchange for the gaming assets of the Company, Xertain will pay an aggregate purchase price of $4,000,000 plus a promissory note payable to IGCA in an amount equal to the accounts receivable of IGCA as of the closing date, adjusted for certain payments to be made by Xertain and IGCA as provided for in the note, and Xertain will assume certain liabilities of IGCA (the "Gaming Asset Divestiture"). The accounts receivable promissory note will be secured by the accounts receivable of IGCA which are being acquired by Xertain.

OVERVIEW - The Company was formed in 1991 to develop, manufacture, market and distribute multi-player and other specialty video gaming machines. The Company manufactures, markets and distributes BJ Blitz(TM), Hot Shot Dice(TM), Lightning Strike Roulette(TM), Supersuits Progressive Blackjack(TM) and Bonus Streak(TM) to certain gaming markets worldwide. Since inception, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games. The Company has begun to expand and diversify its product line by developing and marketing single player games such as Bonus Streak and single player video slot machines incorporating state of the art graphics and sound.

REGULATION - The Company distributes its products both directly to the gaming marketplace and through licensed agents and distributors. The Company is currently licensed and/or has the necessary regulatory approvals as a gaming product manufacturer and distributor in Nevada, Colorado, Mississippi, Louisiana, North Carolina, Minnesota, Iowa, Arizona, South Dakota, certain New Mexico tribal jurisdictions, Quebec and the Atlantic Lottery (four Canadian Maritime provinces). In certain jurisdictions where the Company is licensed, such as Colorado, the Company may elect to market its products through a licensed distributor pursuant to any necessary regulatory approvals. In certain jurisdictions where licensure is not required, such as Australia, the Company may use an existing licensed distributor to sell its products pursuant to any necessary regulatory transaction approvals.

Previously registered in Alberta, Manitoba, Saskatchewan, Quebec and the Atlantic Lottery Corporation, the Company has applications pending in British Columbia, Ontario and Nova Scotia. The Company has an agents to market its products in Canada and Europe. As of March 2000, the Company has submitted and has pending applications in Connecticut, Illinois and Indiana, and has submitted games for approval in New Jersey.

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 400,000 shares of its outstanding Common Stock, at market price, from a shareholder. The Company entered into a Stock Redemption Agreement with such shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four year convertible note and a warrant to purchase 50,000 shares of the Company's Common Stock. In April 1999, the Company redeemed 700,000 shares of Common Stock from Lakes Gaming, Inc. on substantially the same terms as the redemption described above. This redemption was also to expedite the timing of gaming regulatory approvals in certain jurisdictions. These notes are unsecured, pay interest of 5% per annum and will be convertible at the closing market price of the Company's Common Stock on the date of the issuance of the notes. The notes may not be converted in the first year following issuance. The exercise price of the warrants is the same as the conversion price of the notes. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the notes and the warrants. See "Common Stock Redemption" and Item 1. - "Business - Regulation."

DISTRIBUTORS - In February 1996, the Company entered into a five-year distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia to exclusively market and distribute the Company's multi-station products in Australia, New Zealand and surrounding gaming markets. Sales to this Australian distributor declined in the third and particularly fourth quarters of 1998, there were no game sales to this distributor in 1999 and there were no game sales to this distributor in the first quarter of 2000. In March 2000, the Company and Aristocrat terminated the distribution agreement. In March 1996, the Company entered into a three-year exclusive distribution agreement with Ludi S.F.M. of France and its related entity Eurusa, to market and distribute the Company's multi-station products to select western European gaming markets. This agreement provides for automatic one year extensions up to a cumulative maximum term of eight years unless either party terminates the agreement. In January 1997, the Company granted a three-year exclusive distribution license to Vista Gaming Corporation to distribute and service the Company's multi-station blackjack and roulette, and Bonus Streak products in Colorado. In May 1999, the Company granted an extension for one year to an exclusive agency agreement with Bill Engle to represent certain of the Company's products for sale in specified provinces of Canada. In December 1998, the Company granted a three-year exclusive distribution license to DGS, Inc. to distribute the Company's multi-station blackjack and 21 Stud products in South Carolina. In January 1999, the Company granted a two-year exclusive distribution license to Par 4 to distribute certain of the Company's products in Atlantic City, New Jersey and Connecticut, subject to the Company's approval to sell products and approval of its products. In April 1999, the Company entered into a two-year exclusive agency agreement with Stuart Black to represent the Company's products for sale in specific territories in Europe.

RELATIONSHIP WITH LAKES GAMING, INC. - Lakes Gaming, Inc. ("LGI") (formerly Grand Casinos, Inc.) is in the business of managing and developing casinos. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's multi-station blackjack, craps and roulette games in quantity purchases at distributor level prices. Pursuant to this agreement, the Company has sold 42 blackjack machines, 11 craps machines and 8 roulette machines. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under a 1998 agreement between the Company and LGI, used multi-player machines which LGI previously purchased from the Company could be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games could be applied to the purchase of one new Bonus Streak game from the Company and with minimum proceeds of $5,000 to be credited to LGI for each game sold by the Company. During 1998, LGI submitted 15 such used multi-player games to the Company for sale under the consignment agreement. In the first quarter of fiscal 1999, the Company delivered 5 Bonus Streak games to casinos managed by LGI in exchange for the used multi-player games submitted to the Company for sale under this agreement. The Company made sales of six Bonus Streak(TM) games and no multi-player machine sales to LGI during 1998 and no machine sales in 1999.

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

OTHER - On February 2, 1996, the Company completed the acquisition of all remaining patents, trademarks, copyrights and other intellectual property related to its games from its principal supplier. The Company also signed an agreement to receive discounted pricing on key game components for a two-year period. The Company received the final delivery under this agreement in July 1999.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

For the year ended December 31, 1999, the Company reported a net loss of $14,096,000, or $1.87 per share, including a loss on disposal of gaming manufacturing equipment of $2,221,000, or $.29 per share. The Company recorded a net loss of $4,710,000, or $.63 per share, for the year ended December 31, 1998. Results from operations for both years have been adjusted for preferred stock accretion and preferred stock dividends paid. As a result of the Company's anticipated merger and divestiture of its gaming manufacturing asset, all existing operations of the Company are reported as "Discontinued Operations" (See Note 11 - Agreement for Merger and Note 12 - Subsequent Events - Discontinued Operations/Gaming Asset Divestiture Agreement). The increased loss in 1999 was primarily due to a write down of assets to market value, loss on disposal of gaming manufacturing equipment, a decline in revenues and gross profit and increased expenses incurred related to the Company's efforts to develop/enhance and license its products and introduce those products into new markets. As a result of the commitment to the merger plan and related disposition of the gaming assets at the beginning of October 1999, all operating revenue and expenses of the Company for the fourth quarter of 1999 are included in the loss on disposal of gaming manufacturing equipment, which includes a provision for operating expenses during the phase-out period.


SALES, COST OF SALES AND GROSS PROFIT

Net sales were $2,897,000 during the year ended December 31, 1999 compared to $8,509,000 in the year ended December 31, 1998. This decrease is due in part to inclusion of revenue for the fourth quarter of 1999 in the provision for operating expenses during the phase-out period. The decrease is primarily due to a decrease in sales of multi-player game sales from 123 in 1998 to 31 in the 1999.

The following table presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines recorded for the years ending December 31, 1999 and 1998:

                                        Year ended                       Year ended
                                     December 31, 1999                December 31, 1998
                                  ----------------------------      ---------------------------
        Sales revenue                              $2,897,000                       $8,509,000
                                  ============================      ===========================

        Product line:                  Percentage of revenue:           Percentage of revenue:
                                       ----------------------           ----------------------
           Multi-player games                             51%                              78%
           Single player games                            21%                               9%
           Parts sales and other                          19%                               8%
           Lease participation                             9%                               5%
                                  ----------------------------      ---------------------------
              Total                                      100%                             100%
                                  ============================      ===========================


In the third quarter of 1997, the Company's multi-station blackjack and roulette games received interim approval for use in the club market of New South Wales, Australia. Subsequent to receiving such approval, the Company's Australian distributor commenced marketing the Company's products in this market. The decline in multi-station machine sales is partially attributable to reduced purchases by this distributor in 1998. A total of 86 machines were sold to this distributor in 1998. Due to the declining multi-player game sales in their territory, sales to this distributor declined, particularly in the third and fourth quarters of 1998, there were no game sales made to this distributor in 1999, and the Company has not forecasted sales to this distributor in 2000.

During 1997, 1998 and 1999, the Company has continued its efforts to expand its markets by pursuing licensing in new jurisdictions, however, sales will continue to be volatile until, among other things, the Company obtains new jurisdictional licenses, marketing efforts are successfully completed and products are accepted by the market place.

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

The Company recorded a negative gross margin in 1999 compared to a gross profit of 16.2% in 1998. The negative gross margin in 1999 was primarily due to unabsorbed labor and overhead costs attributable to lower production volume. In the years ended December 31, 1999 and 1998, there were no sales to LGI under their discounted price arrangement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the year ended December 31, 1999 was $5,134,000 compared to $5,819,000 during fiscal year 1998. The decrease in expense is due to inclusion of expenses for the fourth quarter of 1999 in the provision for operating expenses during the phase-out period. Total expenses for 1999 included increased expenditures for engineering and development of new products and enhancements to existing products. Expenses also increased related to licensing the Company's products and costs to introduce those products into new markets.

WRITE DOWN OF ASSETS TO MARKET VALUE

The $4,655,000 expense recorded in 1999 represents a reduction in carrying value of the Company's assets to the amount expected top be realized upon the closing of the anticipated divestiture of the Company's gaming assets. This write-down is associated with the Company's inventories, property and equipment and intangible assets (See Note 12 - Subsequent Events - Discontinued
Operations/Gaming Asset Divestiture Agreement).


INTEREST INCOME AND EXPENSE

Net interest expense for the year ended December 31, 1999 was $73,000 compared to net interest income of $106,000 for fiscal year 1998. Interest expense increased due to increased debt and interest income declined due to reduced amounts invested in interest bearing accounts, and interest bearing notes receivable from the sale of products.


PREFERRED STOCK ACCRETION ADJUSTMENT

On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share in a private placement (Note 7 of Stockholder's Equity-Preferred Stock). The Series A Preferred Stock was convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion. The intrinsic value of the beneficial conversion feature was $878,048, which was accreted to Preferred Stock and charged against net income or loss to arrive at net income or loss attributable to common shareholders over the period in which the right to convert the Preferred Stock became vested. The $878,048 value of the beneficial conversion feature was recognized during the second and third quarters of 1997.

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement. The Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the average closing bid price of the Company's Common Stock of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion. The intrinsic value of the beneficial conversion feature was $296,703, which was accreted to Series B Preferred Stock and charged against net income or loss to arrive at net income or loss attributable to common shareholders over the period in which the right to convert the Preferred Stock became vested. The $296,703 value of the beneficial conversion feature was recognized during the second, third and fourth quarters of 1998.

On June 1, 1999, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share in a private placement. The Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the average closing bid price of the Company's Common Stock of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion. The intrinsic value of the beneficial conversion feature was $138,462, which was accreted to Series C Preferred Stock and charged against net income or loss to arrive at net income or loss attributable to common shareholders over the period in which the right to convert the Preferred Stock became vested. The $138,462 value of the beneficial conversion feature was recognized during the second, third and fourth quarters of 1999.

During October 1999, the Company issued 2,450 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1,000 per share in a private placement. The Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature was $816,721, which is being accreted to Series D Preferred Stock and charged against net income or loss to arrive at net income or loss attributable to common shareholders over the period in which the right to convert the Preferred Stock becomes vested. The $816,721 value of the beneficial conversion feature is being recognized during the fourth quarter of 1999 and the first quarter of 2000.

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

                                          Year ended                       Year ended
                                       December 31, 1999                December 31, 1998
                                  ----------------------------      ---------------------------
        Sales revenue                           $8,509,000                       $10,292,000
                                  ============================      ===========================

        Product line:               Percentage of revenue:            Percentage of revenue:
                                  ----------------------------      ---------------------------
           Multi-player games                          78%                               92%
           Single player games                          9%                                1%
           Parts sales and other                        8%                                4%
           Lease participation                          5%                                3%
                                  ----------------------------      ---------------------------
              Total                                   100%                              100%
                                  ============================      ===========================


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

On June 1, 1999, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $1,400,000 prior to any offering expenses. Each share of the Series B and Series C Preferred Stock (collectively the "Preferred Stock") is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price of the Preferred Stock may not exceed $5.16 for the Series B Preferred Stock and $1.877 for the Series C Preferred Stock. The maximum number of shares of Common Stock that may be issued upon conversion of the Series B and Series C Preferred Stock is 1,505,000 and 1,331,500, respectively. In the event a holder of Preferred Stock that is unable to convert shares of Preferred Stock into Common Stock at a discount because the maximum number shares have been issued at a discount, the Company may, in the case of the Series B Preferred Stock, either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Preferred Stock equal to the value that would have been received by such holder if able to convert at a discount, or in the case of Series C Preferred Stock, redeem any unconverted Series C Preferred Stock for cash at a price equal to 115% of the liquidation value. As of December 31, 1999, Series B Preferred Stock totaling $1,620,000 had been converted into Common Stock of the Company and the Company had redeemed $1,100,000 of the Series B Preferred Stock. The remaining $280,000 of Series B Convertible Preferred Stock was convertible into Common Stock of the Company at the election of the holder thereof. The effective date of the Registration Statement filed with the Securities and Exchange Commission relating to the Common Stock to be issued upon conversion of the Series C Convertible Preferred Stock was September 24, 1999, and all necessary gaming regulatory approvals have been received. The Company has the right to redeem the Series C Preferred Stock at 115% of par in cash beginning August 31, 1999. As of December 31, 1999, Series C Preferred Stock totaling $500,000 had been converted into Common Stock of the Company and the remaining $900,000 of Series C Convertible Preferred Stock was convertible into Common Stock of the Company at the election of the holder thereof. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

During October 1999, the Company issued a total of 2,450 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $2,450,000, prior to any offering expenses, and warrants (the "Warrants") to acquire 245,000 shares of the Company's Common Stock at $2.75 per share. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has reserved 1,750,000 shares of Common Stock for issuance upon conversion of the Series D Preferred Stock and 245,000 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series D Preferred Stock at 135% of par in cash if the market price is lower than the market price on the date the Series D Preferred Stock was issued. A Registration Statement related to the Common Stock to be issued has been filed by, and at the expense of, the Company pursuant to obligations contained in Registration Rights Agreements dated October 14 to 22, 1999. Such Registration Statement had not been declared effective by the Securities and Exchange Commission as of March 30, 2000. All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.


1999 CONVERTIBLE DEBT FINANCING

In June 1999, three-year convertible secured notes totaling $1,550,000 were issued to a group of investors including a current shareholder of the Company. Interest is paid quarterly at a rate of 12% per annum, and the principal balance is due June 1, 2002. At any time after June 1, 2000, and until the principal balance is paid in full, the holders of the notes may convert the notes into Common Stock of the Company at a conversion price of $1.50 per share. The note holders may not convert the notes into Common Stock if such conversion would result in beneficial ownership by such note holder of more than 4.9% of the Company's issued and outstanding Common Stock. The note holders were also granted an aggregate of 282,500 warrants to purchase shares of the Company's Common Stock at an exercise price of $1.25 per share.


LIQUIDITY

The Company had $140,000 and $1,617,000 in cash, cash equivalents as of December 31, 1999 and December 31, 1998, respectively. The Company has experienced negative cash flow from operations of $5.1 million, $2.1 million and $7.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. As of March 17, 2000, the Company had cash of approximately $224,000. The Company presently estimates that if current sales forecasts are met its cash and anticipated funds from operations will be adequate to fund cash requirements through the date of the Merger. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully complete any such future development and introduction if the Merger is not completed on a timely basis, if at all. There can be no assurance that the Company will be successful in closing the Merger on a timely basis, if at all, or in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such Common Stock is not registered. As of March 30, 2000, the Company has not registered such shares of Common Stock with the Securities and Exchange Commission. Unless the Company can register such shares by April 13, 2000 or obtain a waiver of such provisions from the holders of the Company's Series D Convertible Preferred Stock, the Company will be contractually required to make such payments which could have a material adverse impact on the Company's liquidity.

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


OTHER

Gains and losses on foreign currency transactions are recognized currently in earnings. The Company's revenues from foreign markets are typically negotiated for payment in United States currency, and the Company does not consider foreign transactions to be a significant risk at this time.


YEAR 2000 UPDATE

During 1999, the Company completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition issues in the Company's computer systems, products and services, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. The Company's Year 2000 computer testing and contingency planning was successful, as the Company has experienced no problems with systems or customers' accounts as the date changed from 1999 to 2000. The Company will continue to monitor its computer systems, products and services, including interaction with clients, major vendors and suppliers throughout 2000 to address any issues. The costs to address the Year 2000 related issues through March 20, 2000, were approximately $7,000. The Company does not anticipate such costs to become material in the future. Although the Company is not aware of any material operational or financial Year 2000 related issues not being addressed, the Company cannot assure that its computer systems, products and services or the computers and other systems of others upon which the Company depends will not incur Year 2000 issues, that the costs of its Year 2000 program will not become material or that the Company's alternative plans will be adequate. If any such risks (either with respect to the Company or its customers or suppliers) materialize, the Company could experience material adverse consequences to its business.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada and Australia. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: the successful completion of the merger with nMortgage and the related gaming asset divestiture, the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; ability to obtain additional financing through leasing, equity or other arrangements; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in this Form 10-K in ITEM 1. - BUSINESS, under the caption "Certain Factors". Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Innovative Gaming Corporation of America:

           We have audited the accompanying consolidated balance sheets of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Innovative Gaming Corporation of America and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

           As more fully discussed in Note 12, during 1999, the Company made plans to discontinue its gaming equipment manufacturing segment through the sale of the assets related thereto. Historically, assets and operations of the gaming equipment manufacturing segment have represented a substantial portion of the Company's total assets and results of operations.

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

Reno, Nevada
March 21, 2000

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)



                                                                                     As of December 31,
                                                                                 -----------------------
                                                                                   1999           1998
                                                                                 --------       --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $    140       $  1,617
  Restricted investments                                                               --            700
  Accounts receivable, net of allowances of $280 and $85                              759          1,186
  Current portion of notes receivable                                                 188            334
  Inventories, net                                                                  4,576          9,244
  Prepaid expenses and other                                                          655            384
                                                                                 --------       --------
     Total current assets                                                           6,318         13,465

NOTES RECEIVABLE, less current portion                                                268            362
PROPERTY AND EQUIPMENT, net                                                           707          1,389
INTANGIBLES ASSETS, net                                                               765          1,877
                                                                                 --------       --------

          TOTAL ASSETS                                                           $  8,058       $ 17,093
                                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $    585       $    313
  Accrued liabilities                                                               1,110            524
  Notes payable - current portion                                                     592            528
                                                                                 --------       --------

     Total current liabilities                                                      2,287          1,365

  Notes payable - net of current portion                                            3,131            856
                                                                                 --------       --------

     Total liabilities                                                              5,418          2,221
                                                                                 --------       --------

COMMITMENTS AND CONTINGENCIES (Note 9)                                                 --             --

STOCKHOLDERS' EQUITY:
  Series B Convertible Preferred Stock, $.01 par value, nonvoting,
    4,000 shares authorized, 280 and 3,000 shares outstanding, respectively            --             --

  Series C Convertible Preferred Stock, $.01 par value, nonvoting,
    2,000 shares authorized, 900 and 0 shares outstanding, respectively                --             --

  Series D Convertible Preferred Stock, $.01 par value, nonvoting,
    3,000 shares authorized, 1,612.5 and 0 shares outstanding, respectively            --             --

  Common stock, $.01 par value, 100,000,000 shares authorized,
    8,952,366 and  7,535,211 shares issued and outstanding, respectively               90             75

  Additional paid-in capital                                                       34,525         32,676
  Accumulated deficit                                                             (31,975)       (17,879)
                                                                                 --------       --------

     Total stockholders' equity                                                     2,640         14,872
                                                                                 --------       --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  8,058       $ 17,093
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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)



                                                                For the Year   For the Year  For the Year
                                                                   Ended          Ended         Ended
                                                                December 31,   December 31,  December 31,
                                                                   1999           1998          1997
                                                                ------------   ------------  ------------
DISCONTINUED OPERATIONS (Notes 11 and 12):

     NET SALES                                                   $  2,897       $ 8,509       $ 10,292

     COST OF SALES                                                  4,239         7,134          7,189
                                                                 --------       -------       --------

         Gross profit/(loss)                                       (1,342)        1,375          3,103


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                    5,134         5,819          5,285
     WRITE DOWN OF ASSETS TO MARKET VALUE                           4,655            --             --
                                                                 --------       -------       --------

         Operating loss                                           (11,131)       (4,444)        (2,182)

     INTEREST INCOME, net                                             (73)          106            247
                                                                 --------       -------       --------

         Loss before income taxes                                 (11,204)       (4,338)        (1,935)

     PROVISION FOR INCOME TAXES                                        --            --             --
                                                                 --------       -------       --------

        Loss from operations of discontinued gaming
           equipment manufacturing (net of applicable
           income taxes of $0)                                    (11,204)       (4,338)        (1,935)
        Loss on disposal of gaming equipment manufacturing,
           including provision of $1,606 for operating
           losses during phase-out period (net of
           applicable income taxes of $0)                          (2,221)           --             --
                                                                 --------       -------       --------

        Net loss                                                  (13,425)       (4,338)        (1,935)

     PREFERRED STOCK DIVIDENDS                                        124            75             76

     PREFERRED STOCK ACCRETION                                        547           297            878
                                                                 --------       -------       --------

       Net loss attributable to common shareholders              ($14,096)      ($4,710)      ($ 2,889)
                                                                 ========       =======       ========


     LOSS PER SHARE OF COMMON STOCK:
        Loss from operations of discontinued gaming
           equipment manufacturing (net of applicable
           income taxes of $0)                                   ($  1.58)      ($ 0.63)      ($  0.43)
        Loss on disposal of gaming equipment
           manufacturing, including provision for
           operating losses during phase-out period
           (net of applicable income taxes of $0)                   (0.29)           --             --
                                                                 --------       -------       --------

       Net loss attributable to common shareholders              ($  1.87)      ($ 0.63)      ($  0.43)
                                                                 ========       =======       ========


       Weighted average common shares outstanding                   7,525         7,535          6,744
                                                                 ========       =======       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                                 (In Thousands)



                                                                                                           Unrealized
                                                            Convertible                                  Gain/(Loss) on
                                         Common Stock     Preferred Stock      Additional                Available-for-
                                      -----------------   ----------------       Paid-in    Accumulated     Sale
                                      Shares     Amount   Shares    Amount       Capital      Deficit     Securities   Total
                                      ------     ------   ------    -------      --------   -----------   ----------  --------
BALANCE, December 31, 1996             6,477      $ 65      --           --      $ 24,951      $ (9,559)      (7)     $ 15,450
  Series A preferred stock issued         --        --       4        3,122           622            --       --         3,744
  Preferred stock accretion
   adjustment                             --        --      --          878            --          (878)      --             0
  Series A preferred stock
    conversion to  common stock        1,055        10      (4)      (4,000)        3,990            --       --             0
  Preferred stock dividends paid           3        --      --           --            12           (76)      --           (64)
  Unrealized gain on
   available-for-sale securities          --        --      --           --            --            --        7             7
  Net loss                                --        --      --           --            --        (1,935)      --        (1,935)
                                      ------      ----      --      -------      --------      --------       --      --------

BALANCE, December 31, 1997             7,535        75      --           --        29,575       (12,448)      --        17,202
  Series B preferred stock issued         --        --       3           --         2,804            --       --         2,804
  Preferred stock accretion
   adjustment                             --        --      --           --           297          (297)      --            --
  Preferred stock dividends paid          --        --      --           --            --           (76)      --           (76)
  Net loss                                --        --      --           --            --        (5,058)      --        (5,058)
                                      ------      ----      --      -------      --------      --------       --      --------

BALANCE, December 31, 1998             7,535        75       3           --        32,676       (17,879)      --        14,872
  Series C preferred stock issued         --        --       1           --         1,291            --       --         1,291
  Series D preferred stock issued         --        --       3           --         2,389            --       --         2,389
  Preferred stock conversions
    to common stock:
       Series B preferred stock        1,410        14      (2)          --           (14)           --       --             0
       Series C preferred stock          388         4      --           --            (4)           --       --             0
       Series D preferred stock          674         7      (1)          --            (7)           --       --             0
  Series B preferred stock
   redemption                             --        --      (1)          --        (1,100)           --       --        (1,100)
  Preferred stock accretion
   adjustments                            --        --      --           --           547          (547)      --             0
  Preferred stock dividends                7        --      --           --             9          (124)      --          (115)
  Repurchase of common stock          (1,100)      (11)     --           --        (1,302)           --       --        (1,313)
  Stock options exercised                 38         1      --           --            40            --       --            41
  Net loss                                --        --      --           --            --       (13,425)      --       (13,425)
                                      ------      ----      --      -------      --------      --------       --      --------

BALANCE, December 31, 1999             8,952      $ 90       3      $    --      $ 34,525      $(31,975)      --      $  2,640
                                      ------      ----      --      -------      --------      --------       --      --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      Consolidated Statements Of Cash Flows
                                 (In Thousands)

                                                                        For the Year   For the Year  For the Year
                                                                           Ended          Ended         Ended
                                                                        December 31,   December 31,  December 31,
                                                                            1999           1998          1997
                                                                        ------------   ------------  ------------
OPERATING ACTIVITIES:
  Net loss                                                                ($13,425)      ($4,338)      ($1,935)
   Adjustments to reconcile net loss to
    cash flows used for operating activities -
   Depreciation and amortization                                             1,194           936           889
   Loss on sale of assets                                                       --            --             2
   Provision for inventory obsolescence                                      1,170           571           112
   Write down assets to market value                                         4,655            --            --
   Estimated loss during phase-out period                                      549            --            --
   Book value of fixed assets charged to cost of sales                          --            26           424
   Provision for bad debts                                                     198            --             9
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                             470           875        (2,106)
     Inventories                                                                29           376        (5,574)
     Prepaid expenses and other                                               (272)         (224)           14
     Accounts payable and accrued expenses                                     309          (171)          492
     Customer deposits                                                          --          (157)          157
                                                                          --------       -------       -------
     Net cash used for operating activities                                 (5,123)       (2,106)       (7,516)
                                                                          --------       -------       -------
INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                                    --            --        (1,042)
  Release of restricted investments                                            700           300            --
  Proceeds from sale of available-for-sale securities                           --            --         4,013
  Inventory (capitalized for use in) returned from gaming operations          (511)          363        (2,028)
  Purchases of property and equipment                                          (77)         (255)         (388)
  Purchases of intangible assets                                              (150)         (500)           --
                                                                          --------       -------       -------
     Net cash provided by (used for) investing activities                      (38)          (92)          555
                                                                          --------       -------       -------

FINANCING ACTIVITIES:
  Proceeds from financing agreements                                         2,028           955           873
  Payments on long-term obligations                                           (840)         (402)          (67)
  Preferred stock dividends paid                                              (125)          (60)          (64)
  Net proceeds from sale of common stock                                        40            --            --
  Net proceeds from sale of preferred stock                                  3,681         2,804         3,744
  Payment to redeem preferred stock                                         (1,100)           --            --
                                                                          --------       -------       -------
     Net cash provided by financing activities                               3,684         3,297         4,486
                                                                          --------       -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,477)        1,099        (2,475)

CASH AND CASH EQUIVALENTS, beginning of period                               1,617           518         2,993
                                                                          --------       -------       -------

CASH AND CASH EQUIVALENTS, end of period                                  $    140       $ 1,617       $   518
                                                                          ========       =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for interest                                                  $    214       $    80       $     1
                                                                          ========       =======       =======
  Cash paid (refund received) for income taxes                            $      1       ($    1)      ($    3)
                                                                          ========       =======       =======
  Noncash transactions:
     Preferred Stock converted to common stock                            $  2,957       $    --       $ 4,000
                                                                          ========       =======       =======
     Preferred Stock dividends paid with common stock                     $      9       $    --       $    12
                                                                          ========       =======       =======
     Notes payable issued to redeem common stock                          $  1,313       $    --       $    --
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

INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)



1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS AND RISK FACTORS

Innovative Gaming Corporation of America ("the Company") was incorporated in the State of Minnesota on September 19, 1991. The Company, through its wholly-owned subsidiary, Innovative Gaming, Inc.("IGI"), is in the business of developing, manufacturing, marketing and distributing gaming equipment. The Company distributes its products to certain gaming markets worldwide.

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc.("Equitex"), which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the Company will retain 25% of the surviving corporation to the Merger on a post-merger basis. As a condition to the Merger, concurrent with the merger, the Company must divest substantially all of its gaming assets. (See Note 11 - Agreement for Merger and Note 12 - Subsequent Events - Discontinued Operations/Gaming Asset Divestiture Agreement).

nMortgage is a direct lender headquartered in Fort Lauderdale, Florida and offers both retail and wholesale mortgage financing through its subsidiary First Bankers Mortgage Services, Inc. Upon closing of the Merger, the Company would be renamed "nMortgage.com, Inc." The closing of the Merger is subject to, among other things, obtaining approval of the Company's shareholders and of certain governmental authorities, as well as other customary pre-closing conditions.

The Company has experienced negative cash flow from operations of $5.1 million, $2.1 million and $7.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. As of March 17, 2000, the Company had cash of approximately $224. The Company estimates that its cash and anticipated funds from operations will be adequate to fund cash requirements through the date of the Merger. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully complete any such future development and introduction if the Merger is not completed. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.


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


REGULATION

The manufacture, distribution and sale of the Company's products are regulated by various jurisdictions and entities, including requirements to obtain licenses and product approval. The Company is presently seeking licenses and product approval in several jurisdictions. Failure to successfully obtain licenses, approvals, or meet other regulatory requirements could materially impact the future operation of the Company.

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

RESTRICTED INVESTMENTS

At December 31, 1998, the Company had restricted investments of $700, of which $500 was pledged as collateral against certain bank credit arrangements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has provided for an allowance for doubtful accounts for the years ended December 31, 1999 and 1998, based on management's estimate of the collectibilty of accounts receivable.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost with depreciation provided for using the straight-line method over the useful lives of the assets or the lease term, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation expense recorded in the years ended December 31, 1999, 1998 and 1997 was $852, $584, and $537, respectively.

                                                     Useful Life        1999       1998
                                                     -------------   -------    -------
         Office equipment                            5 years         $   899    $   942
         Display games                               5 years             142        142
         Gaming operations equipment                 2.5 years           790        543
         Manufacturing equipment                     5 years             359        358
         Leasehold improvements                      Life of lease       317        307
                                                                     -------    -------
           Total property and equipment                                2,507      2,292
           Less:  Accumulated depreciation                            (1,482)      (903)
                     Write down to market value                         (318)       - -
                                                                     -------    -------
               Total property and equipment, net                     $   707    $ 1,389
                                                                     =======    =======

INVENTORIES

Inventories are recorded at the lower of cost or market value. Cost is determined according to the first-in, first-out accounting method. Inventories consisted of the following at December 31:

                                                  1999            1998
                                               -------         -------
         Game components and parts             $ 5,320         $ 5,021
         Work in process                           418             231
         Finished goods                          3,926           4,939
         Inventory reserves                     (5,088)           (947)
                                               -------         -------
            Total inventories, net             $ 4,576         $ 9,244
                                               =======         =======


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

CONCENTRATIONS OF RISK

During 1999, the Company made sales to one customer, a distributor, Black Hills Novelty Co., which accounted for 18.9% of sales for the year. During 1998, a majority of the Company's sales were to one customer, a distributor, Aristocrat Leisure Industries ("Aristocrat"), which accounted for 54.1% of sales. During 1997, a majority of the Company's sales were to two customers. Sales to one distributor, Aristocrat, accounted for 48.4% of sales and direct sales to one customer, Harrah's Smoky Mountain Casino, accounted for 19.4% of sales. In March 2000, the Company and Aristocrat terminated the distribution agreement. For the years ended December 31, 1999, 1998, and 1997, no other distributors or customers accounted for greater than 10% of sales.

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

At December 31, 1999, the following concentrations of credit risk existed:

                  Nevada                              34%
                  Arizona                             24%
                  Canada                              14%
                  Colorado                            13%
                  Australia                            7%
                  Palestine                            6%
                  Other                                2%
                                                     ----
                      Total                          100%
                                                     ====


RESEARCH AND DEVELOPMENT COSTS

The Company engages in the development of new and existing products. Research and development costs are expensed as incurred. The Company expensed approximately $3,309, $2,353 and $1,884 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts are included in selling, general and administrative expenses.


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

Management reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For assets which produce future cash flows, an estimate of undiscounted future cash flows is compared to the carrying amount to determine if an impairment exists. For assets which do not produce quantifiable future cash flows, such as intangibles, impairment is measured at the enterprise level. At December 31, 1999, the carrying values of long-lived assets were evaluated, and taking into consideration the planned sale of the gaming assets to Xertain, Inc. which is a prerequisite to the proposed merger with nMortgage.com, the carrying values were reduced to reflect the amount expected to be realized upon the closing of the asset sale and merger. The total impairment amount of $2,503 was allocated to inventories, property and equipment and intangible assets based on the proportionate carrying values prior to the impairment adjustment. No impairment existed at December 31, 1998.


2. RELATIONSHIP WITH LAKES GAMING, INC.:

Lakes Gaming, Inc. ("LGI") (formerly Grand Casinos, Inc.) is in the business of managing and developing casinos. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of LGI, and was Chief Executive Officer of LGI from October 1991 through March 1998. Mr. Berman served on the Board of Directors of the Company until July 16, 1999. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's multi-station blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under a 1998 agreement between the Company and LGI, used multi-player machines which LGI previously purchased from the Company could be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games could be applied to the purchase of one new Bonus Streak game from the Company and with minimum proceeds of $5,000 to be credited to LGI for each game sold by the Company. During 1998, LGI submitted 15 such used multi-player games to the Company for sale under the consignment agreement. In the first quarter of fiscal 1999, the Company delivered 5 Bonus Streak games to casinos managed by LGI in exchange for the used multi-player games submitted to the Company for sale under this agreement. The Company made sales of six Bonus Streak(TM) games and no multi-player machine sales to LGI during 1998 and no machine sales in 1999.

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


3. AVAILABLE-FOR-SALE SECURITIES:

The Company had no available-for-sale securities at December 31, 1999 and 1998. Proceeds from the sale of available-for-sale securities were $4,013 for the year ended December 31, 1997.


4. NOTES RECEIVABLE:

The Company has granted certain customers extended payment terms under sales contracts. These contracts are generally for terms of one to five years with interest recognized at prevailing rates and are collateralized by the equipment sold. The contracts typically have no stated interest to be paid, and interest is imputed at prime plus

2%. At December 31, 1999, the face amount of notes receivable was $517. The carrying value of notes receivable approximates their fair value. Certain of the Company's notes receivable are pledged as security for a note payable to Finova Capital Corporation. The following table represents the estimated future collections of notes receivable, net of amounts to be recognized as interest income, at December 31, 1999:

                                                           Estimated
                    Years Ending December 31,               Receipts
                    -------------------------              ---------
                    2000                                        $188
                    2001                                         111
                    2002                                         110
                    2003                                          47
                                                                ----
                       Total                                    $456
                                                                ====


5. INTANGIBLE ASSETS:

Intangible assets consisted of the following at December 31:

                                                    Useful Life        1999       1998
                                                    -------------   -------    -------
         Product patent and technology rights       5 to 10 years   $ 3,082    $ 2,832
         Nevada distribution rights                 10 years            250        250
                                                                    -------    -------
            Total intangible assets                                   3,332      3,082
            Less: accumulated amortization                           (2,182)    (1,205)
                     write down to market value                        (385)       - -
                                                                    -------    -------
                  Total intangible assets, net                      $   765    $  1,877
                                                                    -------    -------

Amortization recorded for intangibles was $977, $352 and $352 in the years ended December 31, 1999, 1998, and 1997, respectively.

During 1998, the Company entered into agreements with various companies to acquire rights to technology and intellectual property for use in games which the Company intends to develop, manufacture and market.

Under an agreement with Quick Silver Development Co. Inc ("Quick Silver"), a California corporation, the Company purchased the Patent and Technology for a game concept entitled "Revolving Rings Gaming Apparatus", for a purchase price of $50. The Company will also pay a per day game fee to Quick Silver for gaming devices embodying the Patent technology and placed in locations under participation agreements between the location and the Company. The per day game fees will vary based upon the number of games placed and are subject to regulatory approval. The $50 cost of this patent and technology was fully amortized in 1999 based on management's estimation that no economic benefit would be realized in the future.

The Company purchased rights to a game concept developed by Vista Gaming ("Vista"), a Colorado corporation, for a purchase price of $100. The Company will also pay game fees to Vista for gaming devices embodying the game concept sold or placed in locations under participation agreements between the location and the Company. The game fees will vary based upon the number of games placed and are subject to regulatory approval. The cost of these game rights will be amortized over the period they are used in the Company's products. No such amortization was recorded in 1999.

The Company purchased rights to intellectual property related to two game concepts developed by Gametronics for a purchase price of $500. A note receivable from Gametronics in the amount of $400 was converted and applied toward payment of the purchase price. The Company will also pay game fees to Gametronics for gaming devices embodying the game concept sold or placed in locations under participation agreements between the location and the Company. The game fees for sold games will be at a fixed fee and per day games fees for games placed under participation agreements will vary based upon the number of games placed and are subject to regulatory approval. The rights acquired allow the Company to develop, manufacture, market and distribute the games in Nevada and Mississippi. The $500 cost of this intellectual property was fully amortized in 1999 based on management's estimation that no economic benefit would be realized in the future.

Under a purchase agreement with Metropolitan Gaming LLC ("Metropolitan"), the Company purchased a sublicense for rights to use three dimensional projection technology in one if its gaming machine products, for a purchase price of $100. The Company will also pay a per day signage technology fee to Metropolitan for gaming devices embodying the technology and placed in locations under participation agreements between the location and the Company. The per game signage technology fees will vary based upon the total number of games placed utilizing the three dimensional projection technology and are subject to regulatory approval. The $100 cost of this sublicense was fully amortized in 1999 based on management's estimation that no economic benefit would be realized in the future.


6. FINANCING ARRANGEMENTS:

LETTER OF CREDIT

At December 31, 1998 , the Company had a standby letter of credit with a bank in the amount of $500. At December 31, 1998, the Company had a certificate of deposit of $700, which was included in the accompanying balance sheet as restricted investments, of which $500 was pledged as security for the standby letter of credit. This standby letter of credit was primarily to facilitate the acquisition of component parts and supplies. In July 1999, upon expiration of the standby letter of credit and the maturity of the certificate of deposit, the Company elected not to renew the credit arrangement and the proceeds from the certificate of deposit were transferred to the Company's checking account. At December 31, 1998, no amount was outstanding on the standby letter of credit.


NOTES PAYABLE

Notes payable consists of convertible notes issued for the repurchase of Common Stock of the Company from Lakes Gaming, Inc. and another shareholder, convertible notes issued to a group of investors as part of a financial restructuring to raise operating capital, amounts owed IGT, a wholly-owned subsidiary of International Game Technology, for the purchase of slant top slot machines incorporated in the Company's Bonus Streak game, an operating capital loan from Finova Capital Corporation and financed insurance premiums.

In March 1998, Innovative Gaming, Inc., a wholly-owned subsidiary of the Company, entered into a loan commitment securing available funding of $2 million from Finova Capital Corporation. The initial funding of approximately $910 was completed on April 13, 1998. The loan is payable in 36 equal installments including interest paid in arrears at a rate of 12.06 percent. This financing is secured by certain of the Company's long-term receivables and a corporate guarantee from the Company. Additional funding under this arrangement was available through December 1, 1998. The Company's borrowing capacity under this arrangement was dependent upon the level of receivables generated through "bucket sales" agreements. The Company did not borrow any additional amounts under this arrangement.

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 400,000 shares of its outstanding Common Stock, at market price, from a shareholder. The Company entered into a Stock Redemption Agreement with such shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four year convertible note in the amount of $438 and a warrant to purchase 50,000 shares of the Company's Common Stock. In April 1999, the Company redeemed 700,000 shares of Common Stock from Lakes Gaming, Inc. in exchange for a four year convertible note in the amount of $875 and a warrant to purchase 87,500 shares of the Company's Common Stock. This redemption was also to expedite the timing of gaming regulatory approval in certain jurisdictions. These notes are unsecured, pay interest of 5% per annum and are convertible to Common Stock of the Company at $1.09375 and $1.25 per share, respectively. Interest is paid quarterly on the first note and is due at maturity on the second note. The notes may not be converted in the first year following issuance. The exercise price of the warrants is the same as the conversion price of the notes.

On June 1, 1999, the Company completed a financial restructuring which included a private placement of three-year convertible secured notes totaling $1,550 issued to a group of investors. Interest on such notes is paid quarterly at a rate of 12% per annum, and the principal balance is due June 1, 2002. At any time after June 1, 2000, and until the principal balance is paid in full, the holders of the notes may convert the notes into Common Stock of the Company at a conversion price of $1.50 per share. The note holders may not convert the notes into Common Stock if such conversion would result in beneficial ownership by such note holder of more than 4.9% of the Company's issued and outstanding Common Stock. These notes are secured by the furniture, fixtures and equipment, inventory and intangible property of the Company.

Under the agreement with IGT, the Company shares equally in the net revenues received from customers under participation agreement sales until IGT is paid in full for the sales price of the slant top slot machine acquired by the Company. Thereafter the Company receives 90% and IGT receives 10% of the net revenues from the customer. For cash sales, the Company must pay IGT the purchase price of the slant top slot machines from the proceeds of the sale. IGT has agreed to accept the return of the slant top slot machines and grant credit for the balance due on the games returned. Management has estimated the portion of current notes payable to represent those amounts expected to be paid to IGT under participation arrangements and from cash sales in 2000.

The financed insurance premiums are paid in monthly installments over a period of less than twelve months.

The following table represents the estimated future payments of notes payable at December 31, 1999:

                                                           Estimated
                    Years Ending December 31,               Payments
                    -------------------------              ---------
                    2000                                      $  592
                    2001                                         213
                    2002                                       1,599
                    2003                                           5
                    2004                                       1,314
                                                              ------
                       Total                                  $3,723
                                                              ======

7. STOCKHOLDERS' EQUITY:

PREFERRED STOCK

On April 11, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock at a price of $1,000 per share in a private placement for total proceeds of $4,000 prior to any offering expenses. An annual dividend of 4% was paid quarterly in arrears in cash. Each share of Preferred Stock was convertible into shares of the Company's Common Stock at a conversion price of 82% of the average closing bid price of the Company's Common Stock over the ten-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price was not to exceed $8.1725 per share. A holder of Preferred Stock was not permitted to convert such stock into Common Stock if, following such conversion, the holder beneficially would own in excess of 4.9% of the Company's Common Stock. A Registration Statement related to the Common Stock was filed by, and at the expense of, the Company pursuant to obligations contained in a Registration Rights Agreement dated April 10, 1997. The Effective Date of the Registration Statement was July 28, 1997, and all necessary gaming regulatory approvals were received. As of October 22, 1997, all shares of Preferred Stock were converted into an aggregate of 1,058,696 shares of Common Stock.

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000, prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of thirty dollars being recorded as Series B Convertible Preferred Stock, and the balance of approximately $3.0 million is included in Additional Paid-in Capital. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion.

Each share of Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135 % of the ten-day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event a holder of Series B Preferred Stock is unable to convert shares of Preferred Stock into Common Stock at a discount because 1,505,000 shares have been issued at a discount, then the Company may either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Convertible Preferred Stock in an amount equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Series B Preferred Stock at 115% of par in cash. On June 1 1999, the Company redeemed $1,100 of the Series B Preferred Stock at 100% of par in cash. As of December 31, 1999, shares representing $1,620 of Series B Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $280 of Series B Preferred Stock is convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Series B Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Series B Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

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

On June 1, 1999, as part of a financial restructuring, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $1,400 prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of fourteen dollars being recorded as Series C Convertible Preferred Stock, and the balance of approximately $1.4 million is included in Additional Paid-in Capital. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion. Each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $1.877, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 28, 1999. As of December 31, 1999, shares representing $500 of Series C Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $900 of Series C Preferred Stock is convertible into Common Stock, at the election of the holder thereof. The maximum number of shares of Common Stock that may be issued upon conversion is 1,331,500. The Company has the right to redeem the Series C Preferred Stock at 115% of par in cash beginning August 31, 1999. The effective date of the Registration Statement filed with the Securities and Exchange Commission relating to the Common Stock to be issued upon conversion of the Series C Convertible Preferred Stock was September 24, 1999, and all necessary gaming regulatory approvals have been received. All outstanding shares of Series C Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

The 9% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series C Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $138, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series C Preferred Stock to the earliest conversion date. Income available to holders of Common Stock was reduced by approximately $33, $87 and $18 during the second, third and fourth quarters of 1999, respectively.


During October 1999, the Company issued a total of 2,450 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $2,450, prior to any offering expenses, and warrants (the "Warrants") to acquire 245,000 shares of the Company's Common Stock at $2.75 per share. The stated par value per share is $.01, resulting in a total par value of twenty-five dollars being recorded as Series D Convertible Preferred Stock, and the balance of approximately $2.4 million is included in Additional Paid-in Capital. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has reserved 1,750,000 shares of Common Stock for issuance upon conversion of the Series D Preferred Stock and 245,000 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series D Preferred Stock at 135% of par in cash if the market price is lower than the market price on the date the Series D Preferred Stock was issued. A Registration Statement related to the Common Stock to be issued has been filed by, and at the expense of, the Company pursuant to obligations contained in Registration Rights Agreements dated October 14 to 22, 1999. Such Registration Statement has not been declared effective by the Securities and Exchange Commission.

The 25% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series D Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $816, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series D Preferred Stock to the earliest conversion date. Income available to holders of Common Stock is being reduced by approximately $408 in the fourth quarter of 1999 and approximately $408 in the first quarter of 2000. All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such Common Stock is not registered. As of March 30, 2000, the Company has not registered such shares of Common Stock with the Securities and Exchange Commission. Unless the Company can register such shares by April 13, 2000 or obtain a waiver of such provisions from the holders of the Company's Series D Convertible Preferred Stock, the Company will be contractually required to make such payments which could have a material adverse impact on the Company's liquidity.


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


STOCK OPTIONS AND WARRANTS

The Company has a 1992 Employee Stock Option and Compensation Plan (the "1992 Plan"), pursuant to which options and other awards to acquire an aggregate of 1,350,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. All employees are eligible to participate in the 1992 Plan. The Company also has a 1998 Non-Executive Stock Option Plan (the "1998 Plan"), pursuant to which options to acquire an aggregate of 492,950 shares of the Company's common stock may be granted. Non-Executive employees who are full-time employees of the Company are eligible to participate in the 1998 Plan. Both the 1992 Plan and the 1998 Plan are administered by a stock option committee which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair value of the common stock on the date thereof), the term of each option and the time or times during its term when the option becomes exercisable. Options are generally exercisable in equal amounts over a five-year period from the date of grant. During 1995 and 1994, the exercise prices of certain options ranging from $6.00 to $15.75 were reduced to $4.00 (fair market value on the date of repricing). On October 8, 1996, the exercise prices of certain options ranging from $7.00 to $11.50 were reduced to $4.75 (fair market value on the date of repricing). In December 1998, current employees of the Company were allowed to elect repricing of outstanding options, adjusting the exercise price to the current market price in exchange for delaying the vesting of one-half of all then unvested options by twelve months. All current employees elected to reprice their options under the terms offered. The existing options were cancelled and the repriced options were recorded as new grants. The new grants to all Non-Executive employees totaled 313,050, which were issued from the 1998 Plan.

The Company accounts for both stock option plans under Accounting Principles Board ("APB") Opinion No. 25 -"Accounting for Stock Options Issued to Employees", under which no compensation cost has been recognized. Statement of Accounting Standards No. 123 -"Accounting for Stock-Based Compensation" (SFAS No. 123), was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS No. 123 is optional; however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's results of operations and earnings per share would have been changed to the following pro forma amounts:

                                                                    1999          1998
                                                                --------       -------
         Net loss:                           As reported        $(14,096)      $(4,710)
                                             Pro forma          $(14,890)      $(5,420)

         Primary and fully-diluted EPS:      As reported        $ (1.87)       $(0.63)
                                             Pro forma          $ (1.98)       $(0.72)


A summary of the status of the 1992 Employee Stock Option and Compensation Plan at December 31, 1999, 1998 and 1997, and changes during the periods then ended is presented in the tables and narrative below:

                                    December 31, 1999     December 31, 1998     December 31, 1997
                                   -------    --------   -------    --------   -------    --------
                                              Wtd Avg               Wtd Avg               Wtd Avg
                                   Number     Ex Price   Number     Ex Price   Number     Ex Price
                                   -------    --------   -------    --------   -------    --------
Outstanding at beginning
 of period                         610,000     $ 1.56    825,400     $ 4.69    606,500     $ 4.67
  Granted                          250,000       2.06    550,400       1.14    271,550       4.75
  Exercised                             --        --          --        --          --        --
  Forfeited                       (115,000)      2.87   (765,800)      4.63    (52,650)      4.91
  Expired                               --        --          --        --          --        --
                                   -------               -------               -------
Outstanding at end of period       745,000     $ 1.53    610,000     $ 1.56    825,400     $ 4.69
                                   =======               =======               =======

Exercisable at end of period       383,000     $ 1.30    361,800     $ 1.74    290,933     $ 4.61
Weighted average fair value of
options granted on grant date      $  1.76               $  0.83               $  2.91

                    Detail composition of options outstanding December 31, 1999:
             ------------------------------------------------------------------------
                                                  Avg. contractual
                Options           Exercise          life remaining         Options
              outstanding          price              (Years)           exercisable
             ------------------  --------------  ------------------    --------------
                        35,000           $4.00                4.29            35,000
                       300,000            1.00                9.00           258,000
                       160,000            1.13                8.96            90,000
                       250,000            2.06                9.71                 -
                       -------                                               -------
                       745,000                                                383,000
                       =======                                                =======

The fair value of each option grant under the 1992 Employee Stock Option and Compensation Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1999, 1998 and 1997 grants: risk-free interest rate of 6.5, 4.9 and 6.5 percent; expected dividend yield of 0.0 percent; expected lives of 5 years; expected volatility of 121.5, 91.5 and 90.3 percent, respectively.

A summary of the status of the 1998 Non-Executive Stock Option Plan at December 31, 1999 and 1998 and changes during the periods then ended is presented in the table and narrative below:

                                       December 31, 1999       December 31, 1998
                                     ----------------------   ---------------------
                                                   Wtd Avg                 Wtd Avg
                                     Number        Ex Price   Number       Ex Price
                                     -------       --------   -------      --------
Outstanding at beginning of
period                               313,050       $ 1.11          --      $  --
  Granted                            194,250         1.64     313,050       1.11
  Exercised                          (37,600)        1.07          --         --
  Forfeited                          (55,075)        1.14          --         --
  Expired                                 --           --          --         --
                                     -------                  -------
Outstanding at end of period         414,625       $ 1.36     313,050      $1.11
                                     =======                  =======

Exercisable at end of period         130,000       $ 1.23     102,750      $1.11

Weighted average fair value of
options granted on grant date        $  1.27                  $  0.81

                          Detail composition of options outstanding December 31, 1999:
             -------------------------------------------------------------------------------------
                                                         Avg. contractual
                   Options             Exercise           life remaining            Options
                 outstanding            price                (Years)              exercisable
             ---------------------    ---------------   ---------------------    -----------------
                           83,350              $1.13                    8.96               32,875
                           70,525               1.18                    8.96               33,125
                           69,150               1.06                    8.96               21,350
                           25,700               1.00                    9.00               12,300
                            8,750               1.13                    9.00                6,350
                           20,000               1.25                    9.38                4,000
                           94,650               1.82                    9.50               15,000
                           25,000               1.88                    9.58                5,000
                           17,500               1.88                    9.83                  - -
                          -------                                                         --------
                          414,625                                                         130,000
                          =======                                                         =======

The fair value of each option grant under the 1998 Non-Executive Stock Option Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1999 and 1998 grants: risk-free interest rate of 6.5 and 4.9 percent; expected dividend yield of 0.0 percent; expected life of 5 years; expected volatility of 99.5% and 92.4%, respectively.

The Company adopted a Director Stock Option Plan (the "Director Option Plan") in 1997, pursuant to which options and other awards to acquire an aggregate of 100,000 shares of the Company's common stock may be granted.

A summary of the status of the Directors Option Plan at December 31, 1999, 1998 and 1997, and changes during the periods then ended is presented in the table and narrative below:

                                       December 31, 1999       December 31, 1998       December 31, 1997
                                     ----------------------   ---------------------   ---------------------
                                                   Wtd Avg                 Wtd Avg                 Wtd Avg
                                     Number        Ex Price   Number       Ex Price   Number       Ex Price
                                     -------       --------   -------      --------   -------      --------

Outstanding at beginning of          10,000         $ 5.13     40,000         $ 5.06       --      $     --
period
  Granted                            99,000           1.42         --             --   40,000          5.06
  Exercised                              --             --         --             --       --            --
  Forfeited                         (10,000)          5.13    (30,000)          5.04       --            --
  Expired                                --            --          --             --       --            --
                                     ------                    ------                  ------
Outstanding at end of period         99,000         $ 1.42     10,000         $ 5.13   40,000      $   5.06
                                     ======                    ======                  ======
Exercisable at end of period         15,000         $ 1.00     10,000         $ 5.13   10,000      $   5.06
Weighted average fair value of
options granted on grant date        $ 1.09                    $   --                  $3.80


                               Detail composition of options outstanding December 31, 1999
             -----------------------------------------------------------------------------------------
                                                             Avg. contractual
                Options                 Exercise              life remaining            Options
              outstanding                price                   (Years)              exercisable
             ------------------        ---------------      ---------------------    -----------------
                        60,000                  $1.00                       9.29               15,000
                        39,000                   2.06                       9.71                  - -
             ------------------                                                      -----------------
                        99,000                                                                 15,000
             ==================                                                      =================

The fair value of each option grant under the Director Stock Option Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1999 and 1997 grants: risk-free interest rate of 6.5 percent; expected dividend yield of 0.0 percent; expected life of 5 years; expected volatility of 92.2% and 95.1%, respectively.

The Company has issued stock purchase warrants with a variety of terms and conditions. The following table summarizes stock purchase warrant transactions during the period:

                                                Number           Exercise Prices
                                              ----------         --------------
           Outstanding December 31, 1996         602,500            6.90 - 13.00
           Granted                                    --                     --
           Exercised                                  --                     --
           Canceled/Expired                           --                     --
                                              ----------         --------------
         Outstanding December 31, 1997           602,500           6.90 - 13.00
           Granted                                 5,000                   3.19
           Exercised                                  --                     --
           Canceled/Expired                     (325,000)          6.90 - 13.00
                                              ----------         --------------
         Outstanding December 31, 1998           282,500           3.19 - 13.00
           Granted                             1,285,000           1.063 - 2.75
           Exercised                                  --                     --
           Canceled/Expired                     (177,500)          7.00 - 13.00
                                              ----------         --------------
         Outstanding December 31, 1999         1,390,000         $1.063 - $9.00
                                              ==========         ==============

At December 31, 1999, 930,000 warrants were exercisable. The warrants expire at various dates through October, 2004.


8.         INCOME TAXES:

The provision for income taxes consists of the following components:

                              For the Year          For the Year          For the Year
                                 Ended                 Ended                  Ended
                             Dec. 31, 1999         Dec. 31, 1998          Dec. 31, 1997
                             -------------         -------------          -------------
Current:
   Federal                        $ --                  $ --                   $ --
   State                            --                    --                     --
                          --------------------- --------------------- ----------------------
      Subtotal                      --                    --                     --
Deferred                            --                    --                     --
                          --------------------- --------------------- ----------------------
      Total                       $ --                  $ --                   $ --
                          ===================== ============================================


The tax effects of temporary differences giving rise to the deferred items are as follows for the years ended December 31:

                                                                1999            1998
                                                            --------         -------
         Deferred tax assets:
         Net operating loss carry forwards                  $  8,087         $ 4,783
            Inventory reserves                                 2,045           1,255
            Other                                                597             252
                                                            --------         -------
               Total deferred tax assets                      10,729           6,290
            Valuation allowance                              (10,729)         (6,290)
                                                            --------         -------
               Deferred tax assets, net of allowance        $     --         $    --
                                                            ========         =======

In accordance with SFAS No. 109, the gross deferred tax asset at December 31, 1999 and 1998, of $10,792 and $6,290, respectively, has been reduced to zero by a full valuation allowance.


At December 31, 1999, the Company has approximately $23,105 of net operating loss carry forwards for federal income tax purposes. These losses expire beginning 2009 through 2014.

9.         COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES


The Company has entered into certain noncancelable operating lease agreements related to office and warehouse space and equipment. Total lease expense under operating leases was $317, $281 and $272 for the years ended December 31, 1999, 1998 and 1997, respectively. The minimum annual rental commitments under operating leases are as follows for the years ending December 31:

                    2000                           310
                    2001                           241
                    2002                             3
                                                  ----
                       Total                      $554
                                                  ====


LITIGATION

The Company is involved in legal actions in the ordinary course of its business. While no reasonable estimates of potential liability can be determined, management believes that such legal actions will be resolved without a material effect on the Company's financial position or results of operations.


EMPLOYMENT CONTRACTS

The Company has employment contracts with various officers with remaining terms ranging from one to two years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1999, under such contracts is approximately $1,208. Certain of these agreements may also include additional compensation to sales staff related to sales commission bonuses that are contingent on the amount of the Company's sales. The Company has made an accrual for a portion of this obligation in the provision for operating losses during the phase-out period (See Note 12 - Discontinued Operations/Gaming Asset Divestiture Agreement).


10.        DISTRIBUTORSHIP AND SALES AGENCY AGREEMENTS:

In February 1996, the Company entered into an exclusive distribution agreement with Aristocrat Leisure Industries ("Aristocrat") of New South Wales, Australia for the marketing and distribution of games in Australia, New Zealand, Papua New Guinea, Taiwan, New Caledonia, Malaysia, the Philippines and Singapore (hereinafter "Australasia"). The Company has granted Aristocrat an initial five-year exclusive license expiring February 2001 to distribute its blackjack, craps and roulette games to all legalized Australasia video gaming jurisdictions. Pursuant to the agreement, the Company has agreed to sell its games at discounted distributor's pricing in exchange for a minimum purchase quantity of 100 units per year. Aristocrat commenced marketing the Company's blackjack, and roulette games subsequent to obtaining technical approval from New South Wales, Australia gaming authorities in September 1997. Pursuant to this agreement, the Company sold an aggregate of 99 games in

1997 and 86 games in 1998. Due to the declining multi-player game sales in their territory, sales to this distributor declined in the third and particularly fourth quarters of 1998, there were no sales to this distributor in 1999, and there were no sales to this distributor in the first quarter of 2000. In March 2000, the Company and Aristocrat terminated the distribution agreement.

In May 1998, the Company entered into a one-year exclusive agency agreement with Bill Engle, an individual. Under the agreement, the agent represents the Company's products for sale in the Canadian provinces of British Columbia, Ontario, Nova Scotia (for casino customers only), Saskatchewan, Alberta and Manitoba. The agent receives a commission equal to the difference between the amount received for sales initiated by the agent and prices stated in the agreement for each product. This agreement provides for up to two successive one-year terms upon the agreement of the parties and on the terms and conditions set forth in the agency agreement. In May 1999, this agreement was renewed for an additional one-year period.

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

In April 1999, the Company entered into a two-year exclusive agency agreement with Stuart Black, an individual. Under the agreement, the agent represents the Company's products for sale in specific territories in Europe. The agent receives a commission on sales of the Company's products. The Company and Agent negotiate minimum sales targets for each year of the agreement. If Agent fails to obtain sales orders for at least 75 percent of the target number of units in any contract year, the Company may give notice to terminate the agreement. This agreement provides for automatic renewal annually after the original term and may be terminated by either party under certain circumstances.


The Company also has exclusive distributorship agreements with Vista Gaming Corporation, Ludi S.F.M. and with S.A.M. Eurusa.


11.        AGREEMENT FOR MERGER:

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc., which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, nMortgage will be merged with and into IGCA Merger Subsidiary, a Minnesota corporation and wholly-owned subsidiary of the Company. Upon closing of the Merger, IGCA Merger Subsidiary will be the surviving corporation in the Merger. At the effective time of the Merger, each outstanding share of nMortgage capital stock will be automatically converted into the right to receive a pro rata share of the greater of (i) an aggregate of Forty Six Million (46,000,000) shares of common stock of IGCA, or
(ii) 75% of the then outstanding common stock of IGCA on a fully-diluted basis. The IGCA shareholders will retain 25% of the surviving corporation to the Merger calculated on a fully-diluted basis. Upon closing of the Merger, IGCA would be renamed "nMortgage.com, Inc." nMortgage is a direct lender headquartered in Fort Lauderdale, Florida, and offers both retail and wholesale mortgage financing through its subsidiary, First Bankers Mortgage Services, Inc. nMortgage recently announced the debut of its online mortgage system known as "nMortgage.com".

As an additional condition to the Merger, concurrent with the merger, the Company must divest substantially all of its gaming assets (See Note 12 - Subsequent Event - Discontinued Operations/Gaming Asset Divestiture Agreement). The closing of the Merger is subject to, among other things, obtaining approval of the Company's shareholders and of certain governmental authorities, as well as other customary pre-closing conditions.


12. SUBSEQUENT EVENT - DISCONTINUED OPERATIONS/GAMING ASSET
    DIVESTITURE AGREEMENT:

On February 1, 2000, the Company entered into a definitive asset purchase agreement with Xertain, Inc. ("Xertain"), pursuant to which Xertain will purchase substantially all of the Company's gaming assets. Xertain is a privately owned Delaware corporation located in Las Vegas, Nevada, with its primary business predicated on gaming related technologies and international manufacturing.

In exchange for the gaming assets of the Company, Xertain will pay an aggregate purchase price of $4,000 plus a promissory note payable to IGCA in an amount equal to the accounts receivable of IGCA as of the closing date, adjusted for certain payments to be made by Xertain and IGCA as provided for in the note, and Xertain will assume certain liabilities of IGCA (" the "Gaming Asset Divestiture"). The accounts receivable promissory note will be secured by the accounts receivable of IGCA which are being acquired by Xertain.

Of the $4,000 referenced above as part of the purchase price, $1,000 will be paid in cash at the closing of the Gaming Asset Divestiture, provided that prior to such time Xertain has obtained interim approval from Nevada gaming regulatory authorities to manufacture gaming machines. If Xertain has not obtained such interim approval prior to the closing, Xertain will deliver either (i) a $1,000 unsecured promissory note due upon Xertain's obtaining approval from Nevada gaming regulatory authorities (but in no event later than September 1, 2000), or
(ii) an irrevocable letter of credit in the amount of $750. The remaining $3,000 will be paid in the form of an unsecured convertible promissory note, which will have a 36-month term, bear interest at 8.5% per annum, and have interest and principal payable at the maturity date. At the holder's option, such promissory note will be convertible into Xertain common stock at $4.50 per share upon the earlier of (a) twelve months from the closing date of the Gaming Asset Divestiture, or (b) upon initial public offering of Xertain common stock. Following consummation of the Gaming Asset Divestiture, IGCA will not own or have any interest in its gaming related assets.

In addition to various standard conditions of closing, the Gaming Asset Divestiture is subject to the simultaneous closing of the Merger, shareholder approval and the termination of various employment agreements of certain key employees of IGCA. The Company anticipates the disposal of the gaming equipment manufacturing segment to be completed approximately June 1, 2000.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                 Schedule II - Valuation and Qualifying Accounts
                                 (In Thousands)


                                         Balance       Charged to      Amount
                                       Beginning of    Costs and       Written     Balance End
Description                               Period       Expenses          Off        of Period
-----------                            ------------    ----------      -------     -----------
Reserve for inventory obsolescence
   and write down to market value:
 For the year ended 12/31/97              $1,893        $   112         $1,124        $  881

 For the year ended 12/31/98                 881            571            505           947

 For the year ended 12/31/99                 947          4,488            347         5,088


                                                         Charged/
                                         Balance        (Credited)     Amount        Balance
                                       Beginning of      to Costs      Written       End of
Description                               Period       and Expenses      Off         Period
-----------                            ------------    ------------    -------     -----------
Allowance for doubtful notes and
   accounts receivable:

 For the year ended 12/31/97              $  148        $   (48)        $   --        $  100

 For the year ended 12/31/98                 100             --             15            85

 For the year ended 12/31/99                  85            198              3           280

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                                                                          Page
                                                                                                          ----
Report of Independent Public Accountants - Kafoury, Armstrong .& Co.....................................   32

Consolidated Balance Sheets as of December 31, 1999 and 1998............................................   33

Consolidated Statements of Operations for the years ended December 31, 1999, 1998  and 1997.............   34

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997....   35

Consolidated Statements of  Cash Flows for the years ended December 31, 1999, 1998 and 1997.............   36

Notes to the Consolidated Financial Statements..........................................................   37

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 31, 1999 and forwarded to stockholders prior to the Company's 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"), is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information in the 2000 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation," is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information in the 2000 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof " to, but not including, the caption "Election of Directors," is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 2000 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

(a)(3)     Exhibits

3.1(a) Articles of Incorporation, as amended (Incorporated herein by reference to Exhibit 3.1 to the Company's registration Statement on Form SB-2 (File No. 33-61492C) (the "SB-2")

3.1(b) Certificate of Designation relating to Series B Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4 to the Company's report on Form 10-Q for the quarter ended March 31, 1998) (the "March 31, 1998 10-Q")

3.1(c) Certificate of Designation relating to Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1(d) to the Company's Registration Statement on Form S-3 filed August 3, 1999)

3.1(d) Certificate of Designation relating to Series D Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed January 13, 2000)

3.2        Bylaws (Incorporated herein by reference to Exhibit 3.2 to the SB-2)

10.1 1992 Stock Option and Compensation Plan, as amended (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed April 24, 1997)+

10.2 Exclusive Distributorship Agreement between the Company and Aristocrat Leisure Industries PTY LTD dated February 7, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)(the "December 31,1995 10-K")

10.3 Assignment between the Company, NANAO and IREM dated February 2, 1996 (Incorporated herein by reference to Exhibit 10.19 to the Company's December 31, 1995 10-K)

10.4 Exclusive Distributorship Agreement between the Company and Ludi S.F.M. dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.24 to the Company's December 31, 1995 10-K)

10.5 Exclusive Distributorship Agreement between the Company and S.A.M. EURUSA dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.25 to the Company's December 31, 1995 10-K)

10.6 Product Development and Revenue Sharing Agreement between the Company and IGT, dated November 18, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended December 31, 1996) (the "December 31, 1996 10-K")

10.7 Lease agreement between the Company and Dermody Properties, dated July 9, 1996 (Incorporated herein by reference to Exhibit 10.20 to the Company's December 31, 1996 10-K)

10.8 Loan Agreement between the Company and Finova Capital Management dated as of April 13, 1998 (Incorporated herein by reference to Exhibit 10.1 to the Company's March 31, 1998 10-Q)

10.9 Form of Subscription Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed August 3, 1999)

10.10 Securities Purchase Agreement dated October 13, 1999 (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed January 13, 2000)

10.11 Form of Registration Rights Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-3 filed August 3, 1999)

10.12 Form of Registration Rights Agreement dated October 13, 1999 (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed January 13, 2000)

10.13 1997 Director Stock Option Plan (Incorporated herein by reference to Annex A to the Company's Schedule 14A filed April 24, 1997)

10.14 1998 Non-Executive Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.17 to the Company's report on Form 10-K for the fiscal year ended December 31,1998) (the "December 31, 1998 10-K")

10.15 Agreement between the Company and Edward G. Stevenson dated January 1, 1999 (Incorporated herein by reference to Exhibit 10.18 to the Company's December 31, 1998 10-K)

10.16 Agreement and Plan of Merger dated December 31, 1999, by and among nMortgage Inc., Equitex Inc., Innovative Gaming Corporation of America and IGCA Acquisition Corp, (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed March 1, 2000)

21 List of Subsidiaries (Incorporated herein by reference to Exhibit 21 to the Company's December 31, 1998 10-K)

23         Consent of Kafoury, Armstrong & Co.

27 Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

------------
+ Agreement relates to Executive Compensation

(b) Reports on Form 8-K

On October 25, 1999, the Company filed a Form 8-K to report signing of a letter of intent to acquire an internet mortgage company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  INNOVATIVE GAMING CORPORATION OF
                                  AMERICA
                                  Registrant



Date: March 30, 2000              By:  /s/ Edward G. Stevenson
                                      ------------------------------------

                                  Name:   Edward G. Stevenson
                                  Title:  Chief Executive Officer and Chairman


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.


              Name                      Title
              ----                      -----
   /s/ Edward G. Stevenson              Chief Executive Officer , Chief Financial Officer and Chairman
-----------------------------------     (principal executive officer, principal accounting officer)
       Edward G. Stevenson



  /s/ Ronald A. Johnson
-----------------------------------     Director
      Ronald A. Johnson



  /s/ Ronald R. Zideck                  Director
----------------------------------
      Ronald R. Zideck



  /s/ Leo V. Seevers                    Director
--------------------------------
           Leo V. Seevers

                                 EXHIBIT INDEX



(a)(3)     Exhibits

3.1(a) Articles of Incorporation, as amended (Incorporated herein by reference to Exhibit 3.1 to the Company's registration Statement on Form SB-2 (File No. 33-61492C) (the "SB-2")

3.1(b) Certificate of Designation relating to Series B Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4 to the Company's report on Form 10-Q for the quarter ended March 31, 1998) (the "March 31, 1998 10-Q")

3.1(c) Certificate of Designation relating to Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1(d) to the Company's Registration Statement on Form S-3 filed August 3, 1999)

3.1(d) Certificate of Designation relating to Series D Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed January 13, 2000)

3.2        Bylaws (Incorporated herein by reference to Exhibit 3.2 to the SB-2)

10.1 1992 Stock Option and Compensation Plan, as amended (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed April 24, 1997)+

10.2 Exclusive Distributorship Agreement between the Company and Aristocrat Leisure Industries PTY LTD dated February 7, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)(the "December 31,1995 10-K")

10.3 Assignment between the Company, NANAO and IREM dated February 2, 1996 (Incorporated herein by reference to Exhibit 10.19 to the Company's December 31, 1995 10-K)

10.4 Exclusive Distributorship Agreement between the Company and Ludi S.F.M. dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.24 to the Company's December 31, 1995 10-K)

10.5 Exclusive Distributorship Agreement between the Company and S.A.M. EURUSA dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.25 to the Company's December 31, 1995 10-K)

10.6 Product Development and Revenue Sharing Agreement between the Company and IGT, dated November 18, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended December 31, 1996) (the "December 31, 1996 10-K")

10.7 Lease agreement between the Company and Dermody Properties, dated July 9, 1996 (Incorporated herein by reference to Exhibit 10.20 to the Company's December 31, 1996 10-K)

10.8 Loan Agreement between the Company and Finova Capital Management dated as of April 13, 1998 (Incorporated herein by reference to Exhibit 10.1 to the Company's March 31, 1998 10-Q)

10.9 Form of Subscription Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed August 3, 1999)

10.10 Securities Purchase Agreement dated October 13, 1999 (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed January 13, 2000)

10.11 Form of Registration Rights Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-3 filed August 3, 1999)

10.12 Form of Registration Rights Agreement dated October 13, 1999 (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed January 13, 2000)

10.13 1997 Director Stock Option Plan (Incorporated herein by reference to Annex A to the Company's Schedule 14A filed April 24, 1997)

10.14 1998 Non-Executive Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.17 to the Company's report on Form 10-K for the fiscal year ended December 31,1998) (the "December 31, 1998 10-K")

10.15 Agreement between the Company and Edward G. Stevenson dated January 1, 1999 (Incorporated herein by reference to Exhibit 10.18 to the Company's December 31, 1998 10-K)

10.16 Agreement and Plan of Merger dated December 31, 1999, by and among nMortgage Inc., Equitex Inc., Innovative Gaming Corporation of America and IGCA Acquisition Corp, (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed March 1, 2000)

21 List of Subsidiaries (Incorporated herein by reference to Exhibit 21 to the Company's December 31, 1998 10-K)

23         Consent of Kafoury, Armstrong & Co.

27 Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

------------
+ Agreement relates to Executive Compensation

(b) Reports on Form 8-K

On October 25, 1999, the Company filed a Form 8-K to report signing of a letter of intent to acquire an internet mortgage company.