Form 10-K/A
period 1999-12-31
INNOVATIVE GAMING CORP OF AMERICA
filed 2000-05-02
CIK 897795

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                FORM 10-K/A NO. 1

  (MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO            .
                                          -------------  ------------

                           COMMISSION FILE NO. 0-22482

                    INNOVATIVE GAMING CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

                                    MINNESOTA
                          (State or other jurisdiction
                        of incorporation or organization)

                                   41-1713864
                                (I.R.S. Employer
                               Identification No.)

                    4725 AIRCENTER CIRCLE, RENO, NEVADA 89502
                    (Address of principal executive offices)

                                 (775) 823-3000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE.

           Securities registered pursuant to Section 12(g) of the Act:

                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS              ON WHICH REGISTERED
      ----------------------------------  -----------------------------
          Common Stock, $0.01 par value       NASDAQ National Market

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of April 21, 2000, 9,128,477 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on April 20, 2000, was $9,667,132. For purposes of this computation, affiliates of the Registrant are the Registrant's executive officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.
================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons currently serve the Company as executive officers and/or members of its Board of Directors.


Name                                  Position with the Company                                       Age
----                                  -------------------------                                       ---
Edward G. Stevenson                   Chairman, Chief Executive Officer and Chief Financial Officer    53

Barrett V. Johnson                    President and Chief Operating Officer                            67

Ronald R. Zideck                      Director                                                         62

Ronald A. Johnson                     Director                                                         59

Leo V. Seevers                        Director                                                         60

         EDWARD G. STEVENSON, age 53, has been Chairman of the Board since June 1998, Chief Financial Officer since September 1999, Chief Executive Officer and a director of the Company since February 1996, and served as President from February 1996 to October 1998. Prior to joining the Company, Mr. Stevenson served as President and Chief Operating Officer of Little Six, Inc. d/b/a Mystic Lake Casino in Prior Lake, Minnesota from January 1995 to March 1996. From 1988-1991 and from October 1992 to January 1995, Mr. Stevenson was President of CMS International/Summit Casinos of Reno, Nevada. From June 1991 to October 1992, Mr. Stevenson served as President of the Gaming Operations Division for International Game Technology.

         BARRETT V. JOHNSON, age 67, has been President and Chief Operating Officer of the Company since October, 1998. Mr. Johnson served as the Company's Vice President of Operations from March 1998 until October 1998, and as the Company's Vice President of Engineering from January 1998 until March 1998. Prior to joining the Company, Mr. Johnson served as President and a Director of Aristocrat, Incorporated from April 1993 until April 1997. Mr. Johnson was self-employed from April 1997 until he commenced his employment with the Company.

         RONALD R. ZIDECK, age 62, served as a director of the Company from September 1997 to May 1998 and has been a director of the Company since April 1999. Mr. Zideck was the managing partner of the Nevada office of Grant Thornton LLP from 1981 to 1997, and specializes in audit and regulatory reporting for the gaming industry. He served on Grant Thornton LLP's National Executive Committee from 1991 to 1997. Mr. Zideck has also served on the Board of Directors of Harveys Casino Resorts, which owned and operated casino resorts in Nevada, Colorado and Iowa, and joined the Board of Directors of Comstock Bancorp in December 1997.

         RONALD A. JOHNSON, age 59, has been a director of the Company since April 1999. Mr. Johnson has been a CPA for 35 years, licensed in California and Nevada. He was the Managing Partner of Chanslor, Barbieri, & DeWhitt and a Partner in the national firm of McGladrey & Pullen LLP. Formerly, Mr. Johnson was President of Jazz Enterprises, and Chief Financial Officer and director of Lodging & Gaming Systems. Mr. Johnson is currently on the Board of Directors of Sierra West Bank, a Director of Burgarello Alarm, Trustee Emeritus of the University of Nevada, Reno Foundation, and a self-employed CPA and financial advisor.

         LEO V. SEEVERS, age 60, has been a director of the Company since April 1999. Mr. Seevers most recently was an Executive Vice President for Pioneer Citizens Bank of Nevada from 1989 through 1998. Formerly, Mr. Seevers was a Senior Vice President of First Interstate Bank of Nevada. Mr. Seevers presently serves on the Board of Directors of several non-profit organizations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Edward G. Stevenson reported certain voluntary transactions on an amended Form 4 for August 1999 in April 2000. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1999, all other Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus compensation for the most recent fiscal year exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                                Long-Term
                                                                                              Compensation
                                     ----------------------------------------------------        Awards
                                                     Annual Compensation                   --------------------
                                     ----------------------------------------------------      Securities
                                     Fiscal                              Other Annual          Underlying
Name and Principal Position           Year    Salary($)     Bonus($)    Compensation($)          Options
----------------------------------- --------- -----------  -----------  ---------------    --------------------
Edward G. Stevenson,                  1999      250,962        -0-          6,000                  200,000
  Chairman of the Board, Chief        1998      250,962       70,000        6,000                  300,000 (1)
  Executive Officer and Chief         1997      251,000       70,000        6,000                    -0-
  Financial Officer

Barrett V. Johnson, President and     1999      180,692        -0-          6,000                   50,000
  Chief Operating Officer (2)         1998      137,192       15,000        5,300                  100,000 (1)

(1) Includes options granted in exchange for previously granted options which were canceled in connection with the issuance of replacement grants in fiscal 1998.
(2) Mr. Johnson began his employment with the Company in January 1998 and became President and Chief Operating Officer in October 1998.

                       STOCK OPTIONS GRANTS IN FISCAL 1999

         The following tables provide certain information with respect to stock options granted and stock options exercised during the last fiscal year by the Named Executive Officers and the value of such officers' unexercised options at December 31, 1999.

                                                                                              Potential Realizable
                                                  Individual Grants                             Value of Assumed
                              ----------------------------------------------------------          Annual Rates
                               Number of     Percentage of                                       of Stock Price
                               Securities    Total Options                                      Appreciation for
                               Underlying     Granted to     Exercise or                         Option Term(3)
                                 Option        Employees      Base Price    Expiration   -----------------------------
Name                           Granted(1)   in Fiscal Year   ($/Share)(2)      Date         5%($)          10%($)
----------------------------- ------------- ---------------- ------------- ------------- -------------  --------------
Edward G. Stevenson             200,000          51.2%          2.0625       09/15/09      $259,419       $657,419

Barrett V. Johnson               50,000          12.8%          2.0625       09/15/09       $64,855       $164,355

-----------
(1)      Options vest upon the consummation of the Merger with nMortgage, Inc.
(2) Options are granted at 100 percent of the fair market value of the Company's common stock on the date of grant.
(3) Amounts shown in these columns have been derived by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), multiplying the result by the number of shares covered by the options, and subtracting the aggregate exercise price of the options. The dollar amounts set forth under this heading are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

         The following table summarizes information with respect to options held by the Named Executive Officers and the value of the options held by such persons as of December 31, 1999.

                                                               Number of Unexercised        Value of Unexercised In-The
                                Shares                         Options at FY-End (#)        Money Options at FY-End ($)
                              Acquired on       Value      ----------------------------------------------------------------
Name                         Exercise (#)   Realized ($)   Exerciseable    Unexercisable    Exercisable     Unexercisable
---------------------------- -------------- -------------- -------------- ---------------- --------------- ----------------
Edward G. Stevenson               -0-            -0-          258,000         242,000         $104,800         $17,060

Barrett V. Johnson                -0-            -0-           30,000         120,000           $8,286         $19,334

EMPLOYMENT CONTRACTS

         In January 1999, the Company entered into a three year employment agreement with Edward G. Stevenson pursuant to which Mr. Stevenson will continue to serve the Company as Chief Executive Officer. Pursuant to such agreement, Mr. Stevenson receives an annual base salary of $250,000 and is eligible for an annual bonus of up to 25% of his base salary as determined by the Company's Board of Directors. In addition, Mr. Stevenson is eligible for an annual bonus of up to 25% of his base salary, the exact amount to be determined pursuant to a profit formula to be determined by the Compensation Committee of the Company's Board of Directors. Pursuant to such agreement, the Company paid Mr. Stevenson no bonus in Fiscal 1999. Upon either a termination of Mr. Stevenson's employment "without cause," Mr. Stevenson is entitled to receive the greater of his base salary for 12 months or the base salary for the balance of the remaining term of such employment agreement. Mr. Stevenson agreed not to compete with the Company while employed by the Company and the period during which severance is paid, if any. As presently contemplated by the parties to the Merger, Mr. Stevenson will not continue as an employee of nMortgage following the consummation of the Gaming Asset Divestiture and the Merger.

         Pursuant to his previous employment agreement with the Company, dated February 1996, Mr. Stevenson was granted 300,000 options to purchase shares of the Company's Common Stock at $7.50 per share. Fifty thousand (50,000) of such options vested on February 15, 1996 and the balance vested over three years on a pro-rata basis beginning February 15, 1997. The exercise price of such stock options were repriced in October 1996 to $4.75 per share and were repriced in December 1998 to $1.00 per share. In September 1999, Mr. Stevenson was also granted, contingent upon the consummation of the Merger with nMortgage, Inc., options to purchase up to 200,000 shares of the Company's Common Stock at $2.0625 per share.

         In October 1998, the Company and Barrett V. Johnson entered into a two year employment agreement pursuant to which Mr. Johnson serves the Company as President and Chief Operating Officer. Pursuant to the employment agreement, Mr. Johnson receives an annual base salary of $180,000 and is eligible to receive an annual bonus as determined by the Compensation Committee of the Company's Board of Directors. Mr. Johnson received no bonus in Fiscal 1999. Upon termination "without cause" Mr. Johnson is entitled to payment of his base salary for a period of twelve months. Mr. Johnson has agreed not to compete with the Company while employed by the Company and for a period of twelve months following termination of such employment.

         Mr. Johnson was also granted 50,000 options pursuant to such agreement to purchase shares of the Company's Common Stock at $2.00 per share. These options were repriced in December 1998 to $1.125 per share. Ten thousand (10,000) of such options vested October 1, 1998, and the balance of such options vest over five years on a pro-rata basis beginning October 1, 1999. In September 1999, Mr. Johnson was also granted, contingent upon the consummation of the Merger with nMortgage, Inc., options to purchase up to 50,000 shares of the Company's Common Stock at $2.0625 per share.

DIRECTOR COMPENSATION

         Directors who are not employees of the Company are paid an annual fee of $10,000, $1,000 for each Board meeting and $500 for each committee meeting they attend, provided that the maximum paid to such director per day will be the greater amount due for any single meeting in the case of multiple meetings attended. In 1997, the Company's Shareholders approved the 1997 Director Stock Option Plan pursuant to which 100,000 shares were reserved for issuance. Pursuant to the 1997 Director Stock Option Plan, the Company has issued in April 1999, 20,000 options to each of Ronald M. Zideck, Ronald A. Johnson and Leo V. Seevers at an exercise price of $1.00 per share. Five thousand of such options vested immediately and the balance vest on a pro-rata basis on the first, second and third anniversaries of the date of grant. An additional 5,000 options to purchase shares of the Company's Common Stock will be granted annually to each Director beginning in the fourth year that they serve as a director of the Company. Directors who are employees of the Company are not paid fees or additional remuneration for service as members of the Board or its Committees. Options to purchase up to 50,000 shares of the Company's Common Stock were also granted to each of the Non-Employee directors in September, 1999, contingent upon consummation of the Merger with nMortgage, Inc. at $2.0625 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee presently consists of Messrs. Zideck and Seevers, who have served in such capacity since the 1999 Annual Shareholders Meeting. Lyle Berman, who resigned as a Director of the Company in June, 1999, served on the Compensation Committee through June, 1999. Mr. Berman is Chairman of the Board of Lakes Gaming, Inc.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Decisions on compensation of the Company's executives generally have been made by the Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a non-employee director. All decisions by the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by the full Board of Directors. Pursuant to rules designed to enhance disclosure of the Company's policies toward executive compensation, set forth below is a report prepared by the Compensation Committee addressing the compensation policies for the Company for the year ended December 31, 1999, as they affected the Company's executive officers.

         COMPENSATION COMMITTEE

         The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that integrate pay with the Company's annual objectives and long-term goals, reward above-average corporate performance, recognize individual achievements, and assist the Company in attracting and retaining qualified executives. Executive compensation is set at levels that the Compensation Committee believes to be consistent with others in the Company's industry.

         EXECUTIVE OFFICER COMPENSATION

         There are three elements in the Company's executive compensation program, all determined by individual and corporate performance.

      *  Base salary compensation
      *  Annual incentive compensation
      *  Stock options

         Total compensation opportunities are competitive with those offered by employers of comparable size, growth and profitability in the Company's industry.

         CASH COMPENSATION

         Base salary compensation is determined by the potential impact the individual has on the Company, the skills and experiences required by the job, and the performance and potential of the incumbent in the job. In the case of each of Edward G. Stevenson, the Chief Executive Officer and Chief Financial Officer, and Barrett V. Johnson, the President and Chief Operating Officer, the base compensation is governed pursuant to such executive's employment agreement with the Company.

         Annual incentive compensation for executives of the Company is based primarily on corporate operating earnings and revenue growth and the Company's positioning for future results, but also includes an overall assessment by the Compensation Committee of executive management's performance, as well as market conditions. No cash bonuses were paid to the Company's executive officers in Fiscal 1999.

         STOCK OPTIONS

         Awards of stock grants under the Company's 1992 Stock Option and Compensation Plan (the "1992 Plan") are designed to promote the identity of long-term interests between the Company's executives and its shareholders and assist in the retention of executives. The Plan also permits the Committee to grant stock options to key personnel. Options become exercisable based upon criteria established by the Company. In October 1998, the Board also adopted the 1998 Non-Executive Stock Option Plan (the "1998 Plan") pursuant to which 200,000 shares of Common Stock were reserved for issuance for grants to Company employees who are not executive officers of the Company. In 1999, the Board approved an increase in the number of shares reserved for issuance under the 1998 Plan to an aggregate of 492,950.

         In September 1999, the Company issued options to purchase 200,000 and 50,000 shares of the Company's Common Stock to Messrs. Stevenson and Johnson, respectively, at a price of $2.0625, subject to the consummation of the Merger. The Compensation Committee believes that the issuance of such options is appropriate for the additional services provided by such executives in connection with the Merger and Gaming Asset Divestiture.

         The Compensation Committee surveys employee stock option programs of companies with similar capitalization to the Company prior to recommending the grant of options to executives. While the value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's Common Stock at any particular point in time, the decision as to whether such value will be realized in any particular year is determined by each individual executive and not by the Compensation Committee.

         The Compensation Committee believes that stock options are a critical component of the compensation offered by the Company to promote long-term retention of key employees, motivate high levels of performance and recognize employee contributions to the success of the Company.

         CEO COMPENSATION

         Pursuant to an employment agreement with the Company, the Company pays Mr. Stevenson a base salary of $250,000

         To date, no executive officer of the Company has received compensation that exceeds $1 million per year.

                                                              Ronald R. Zideck
                                                              Leo V. Seevers

STOCK PERFORMANCE GRAPH

         The Securities and Exchange Commission requires that the Company include in this Report a line-graph presentation comparing cumulative, five-year return to the Company's shareholders (based on appreciation of the market price of the Company's Common Stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by the Company. The following presentation compares the Company's Common Stock price in the period from December 31, 1994 to December 31, 1999, to the S&P 500 Stock Index and to a "peer group" index created by the Company over the same period. The "peer group" index consisted of the common stock of: Acres Gaming, Inc., Alliance Gaming, Casino Data Systems, International Game Technology, Mikohn Gaming Corp., Shuffle Master, Inc. and WMS Industries. The presentation assumes that the value of an investment in each of the Company's Common Stock, the S&P 500 Index, and the peer group index was $100 on December 31, 1994, and that any dividends paid were reinvested in the same security.

                                    [GRAPH]

-------------------------------------------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS
                                12/30/1994    12/29/1995    12/31/1996    12/31/1997   12/31/1998     12/31/1999
-------------------------------------------------------------------------------------------------------------------
INNOVATIVE GAMING                 $ 100.00      $ 180.95      $ 149.21     $  57.14      $  25.40       $  35.71
-------------------------------------------------------------------------------------------------------------------
PEER GROUP                        $ 100.00      $ 104.76      $ 127.51     $ 170.72      $ 177.07       $ 179.28
-------------------------------------------------------------------------------------------------------------------
S&P 500                           $ 100.00      $ 137.54      $ 169.09     $ 225.49      $ 289.93       $ 350.93
-------------------------------------------------------------------------------------------------------------------

Source: Carl Thompson Associates www.ctaonline.com (800) 959-9677. Data from Bloomberg Financial

Markets.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

                 VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The Company has outstanding one class of voting securities, Common Stock, $0.01 par value, of which 9,128,477 shares were outstanding as of the close of business on April 21, 2000.

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 21, 1999, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective names.

                                                                                SHARES              PERCENTAGE
                                                                             BENEFICIALLY               OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                         OWNED                 TOTAL
---------------------------------------------------------------------- -------------------------- ----------------
Edward G. Stevenson...................................................       575,000 (2)              5.93%
Barrett V. Johnson....................................................       150,000 (3)              1.62%
Ronald R. Zideck......................................................        75,000 (4)(5)             *
Ronald A. Johnson.....................................................        70,000 (4)                *
Leo V. Seevers .......................................................        70,000 (4)                *
Wayne Mills...........................................................     1,383,333 (6)             13.74%
All Directors and Officers as a group (5 people)                             940,000 (7)(8)           9.34%

----------------------------
*   Less than 1%.

(1) Unless otherwise indicated, the address of each person is 4725 Aircenter Circle, Reno, Nevada 89502.

(2) Includes 350,000 shares that such person has the right to acquire within 60 days and an additional 200,000 shares that such person will have the right to acquire contingent upon the closing of the Merger.

(3) Includes 40,000 shares that such person has the right to acquire within 60 days and an additional 50,000 shares that such person will have the right to acquire contingent upon the closing of the Merger.

(4) Includes 10,000 shares that such person has the right to acquire within 60 days and an additional 50,000 shares that such person will have the right to acquire contingent upon the closing of the Merger.

(5) Includes 5,000 shares that such person owns indirectly in his capacity as co-trustee of the Ronald A. Zideck Family Trust dated September 19, 1984. Mr. Zideck has shared voting rights with his spouse.

(6) Includes 938,333 shares that such person has the right to acquire within 60 days.

(7) Includes 420,000 shares that such persons have the right to acquire within 60 days.

(8) Includes 490,000 shares that such person will have the right to acquire contingent upon the closing of the Merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 5, 1999, the Company and Wayne Mills ("Mills"), who was a director of the Company from July 22, 1999 until September 15, 1999, entered into a Stock Redemption Agreement pursuant to which the Company agreed to redeem 400,000 shares of the Company's Common Stock beneficially owned by Mills (the "Mills Redemption") in exchange for a convertible note (the "Mills Note") and a warrant to acquire 50,000 shares of Common Stock (the "Warrant"). Prior to the Mills Redemption, Mills beneficially owned in excess of 5% of the Company's outstanding Common Stock. The Company's Board of Directors believed it would improve the Company's ability to obtain timely licensing in certain key gaming jurisdictions if Mills beneficially owned 4.9% or less of the Company's outstanding Common Stock.

         Pursuant to the Mills Redemption, the Company issued the Mills Note with a principal amount of $437,500, convertible into Common Stock at $1.09375 per share, the closing sales price of the Company's Common Stock on the day immediately prior to the date of the consummation of the Mills Redemption. The Mills Note became convertible on March 5, 2000 and is unsecured. The Company may require conversion of all or a portion of the principal amount of the Mills Note after March 5, 2000. Principal and interest on the Mills Note, which is five percent (5%) per annum, is due March 5, 2004.

         The Warrant has a term of three years and an exercise price of $1.09375 per share, the closing sales price of the Company's Common Stock on the date of the consummation of the Mills Redemption. Neither the Mills Note may be converted nor the Warrant exercised if, immediately following such conversion or exercise, as the case may be, Mills would beneficially own in excess of 4.9% of the Company's outstanding Common Stock. The Mills Note has "piggyback" registration rights that require the Company to register the shares issuable upon conversion of the Mills Note in the event that the Company files certain types of registration statements with the Securities and Exchange Commission. Pursuant to similar "piggy-back" registration rights, the shares issuable upon exercise of the Warrant were registered on Registration Statement on Form S-3 (Registration No. 333-84413) filed with the Securities and Exchange Commission on August 1, 1999, and amended by Amendment No. 1 to Form S-3 filed on September 23, 1999.

         On April 21, 1999, the Company and Lakes Gaming, Inc. ("Lakes") entered into a Stock Redemption Agreement pursuant to which the Company agreed to redeem 700,000 shares of the Company's Common Stock beneficially owned by Lakes (the "Lakes Redemption") in exchange for a convertible note (the "Lakes Note") and a warrant to acquire 87,500 shares of Common Stock (the "Lakes Warrant"). Lyle Berman, then a director and shareholder of the Company, is Chairman of the Board and a significant shareholder of Lakes. Prior to the Lakes Redemption, Lakes beneficially owned 15.2% of the Company's outstanding Common Stock. The Company's Board of Directors believed it would improve the Company's ability to obtain timely licensing in certain key gaming jurisdictions if Lakes beneficially owned 4.9% or less of the Company's outstanding Common Stock. Mr. Berman resigned as director of the Company in June 1999.

         Pursuant to the Lakes Redemption, which was consummated April 22, 1999, the Company issued the Lakes Note with a principal amount of $875,000, convertible into Common Stock at $1.25 per share, the closing sales price of the Company's Common Stock on the day immediately prior to the date of the consummation of the Lakes Redemption. The Lakes Note became convertible on April 22, 2000 and is unsecured. The Company may require conversion of all or a portion of the principal amount of the Lakes Note after April 22, 2000. Principal and interest on the Lakes Note, which is five percent (5%) per annum, is due April 22, 2004. The Note also provides that Lakes has the same status as a Common Stock shareholder in liquidation in the event of bankruptcy of the Company.

         The Lakes Warrant has a term of three years and an exercise price of $1.25 per share, the closing sales price of the Company's Common Stock on the date of the consummation of the Lakes Redemption. Neither the Lakes Note may be converted nor the Lakes Warrant exercised if, immediately following such conversion or exercise, as the case may be, Lakes would beneficially own in excess of 4.9% of the Company's outstanding Common Stock. The Lakes Note has "piggyback" registration rights that require the Company to register the shares issuable upon conversion of the Lakes Note in the event that the Company files certain types of registration statements with the Securities and Exchange Commission. Pursuant to similar "piggy-back" registration rights, the shares issuable upon exercise of the Lakes Warrant were registered on Registration Statement on Form S-3 (Registration No. 333-84413) filed with the Securities and Exchange Commission on August 1, 1999, and amended by Amendment No. 1 to Form S-3 filed on September 23, 1999.

         On June 1, 1999, the Company issued an aggregate of $1,550,000 in convertible notes to a group of investors including Wayne Mills. Edward G. Stevenson, the Chairman, Chief Executive Officer and Chief Financial Officer of the Company, personally guaranteed the repayment of $155,000 of the convertibles notes. In exchange for such personal guarantee, the Company issued Mr. Stevenson two 3-year warrants, each to purchase 25,000 shares of the Company's common stock at $1.25 per share and $1.75 per share, respectively. The shares issuable upon exercise of the warrants were registered on Registration Statement on Form S-3 (Registration No. 333-84413) filed with the Securities and Exchange Commission on August 1, 1999, and amended by Amendment No. 1 to Form S-3 filed on September 23, 1999.

     In January 2000, a group of investors including Wayne Mills, acquired the Lakes Note. Mr. Mills beneficially owns $125,000 principal amount of the Lakes Note.


                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3) Exhibits.

3.1(a) Articles of Incorporation, as amended (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-61492C) (the "SB-2").

3.1(b)    Certificate of Designation relating to Series B Convertible Preferred
          Stock (Incorporated herein by reference to Exhibit 4 to the Company's report on Form 10-Q for the quarter ended March 31, 1998) (the "March
          31, 1998 10-Q").

3.1(c)    Certificate of Designation relating to Series C Convertible Preferred
          Stock (Incorporated herein by reference to Exhibit 3.1(d) to the Company's Registration Statement on Form S-3 filed August 3, 1999).

3.1(d)    Certificate of Designation relating to Series D Convertible Preferred
          Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed January 13, 2000).

3.2       Bylaws (Incorporated herein by reference to Exhibit 3.2 to the SB-2).

10.1 1992 Stock Option and Compensation Plan, as amended (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed
          April 24, 1997).+

10.2      Exclusive Distributorship Agreement between the Company and Aristocrat
          Leisure Industries PTY LTD dated February 7, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995)(the "December 31,1995 10-K").

10.3      Assignment between the Company, NANAO and IREM dated February 2, 1996
          (Incorporated herein by reference to Exhibit 10.19 to the Company's
          December 31, 1995 10-K).

10.4      Exclusive Distributorship Agreement between the Company and Ludi
          S.F.M. dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.24 to the Company's December 31, 1995 10-K).

10.5      Exclusive Distributorship Agreement between the Company and S.A.M.
          EURUSA dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.25 to the Company's December 31, 1995 10-K).

10.6 Product Development and Revenue Sharing Agreement between the Company and IGT, dated November 18, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended December
          31, 1996) (the "December 31, 1996 10-K").

10.7      Lease agreement between the Company and Dermody Properties, dated July
          9, 1996 (Incorporated herein by reference to Exhibit 10.20 to the Company's December 31, 1996 10-K).

10.8 Loan Agreement between the Company and Finova Capital Management dated as of April 13, 1998 (Incorporated herein by reference to Exhibit 10.1 to the Company's March 31, 1998 10-Q).

10.9      Stock Redemption Agreement by and between the Company and Wayne M.
          Mills, dated March 5, 1999. (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed
          August 3, 1999).

10.10 Warrant issued to Wayne M. Mills, dated March 5, 1999. (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration
          Statement on Form S-3 filed August 3, 1999).

10.11     Convertible Promissory Note issued to Wayne M. Mills, dated March 5,
          1999. (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 filed August 3, 1999).

10.12     Stock Redemption Agreement by and between the Company and Lakes
          Gaming, Inc., dated April 22, 1999. (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-3 filed August 3, 1999).

10.13     Warrant issued to Lakes Gaming, Inc., dated April 22, 1999.
          (Incorporated herein by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-3 filed August 3, 1999).

10.14     Convertible Promissory Note issued to Lakes Gaming, Inc., dated April
          22, 1999. (Incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-3 filed August 3, 1999).

10.15 Form of Subscription Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed August 3, 1999).

10.16 Securities Purchase Agreement dated October 13, 1999 (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration
          Statement on Form S-3 filed January 13, 2000).

10.17 Form of Registration Rights Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration
          Statement on Form S-3 filed August 3, 1999).

10.18     Form of Registration Rights Agreement dated October 13, 1999
          (Incorporated herein by reference to Exhibit 10.2 to the Company's
          Registration Statement on Form S-3 filed January 13, 2000).

10.19     1997 Director Stock Option Plan (Incorporated herein by reference to
          Annex A to the Company's Schedule 14A filed April 24, 1997).

10.20 1998 Non-Executive Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.17 to the Company's report on Form 10-K for the fiscal year ended December 31,1998) (the "December 31, 1998
          10-K").

10.21     Agreement between the Company and Edward G. Stevenson dated January 1,
          1999 (Incorporated herein by reference to Exhibit 10.18 to the Company's December 31, 1998 10-K).

10.22 Agreement and Plan of Merger dated December 31, 1999, by and among nMortgage Inc., Equitex Inc., Innovative Gaming Corporation of America and IGCA Acquisition Corp, (Incorporated herein by reference to Annex
          B to the Company's Schedule 14A filed March 1, 2000).

10.23     Warrant to Purchase Common Stock dated June 1, 1999 (Warrant No. G-1).

10.24     Warrant to Purchase Common Stock dated June 1, 1999 (Warrant No. G-2).

21 List of Subsidiaries (Incorporated herein by reference to Exhibit 21 to the Company's December 31, 1998 10-K).

23        Consent of Kafoury, Armstrong & Co.*

27        Financial Data Schedule.*

--------------------------------------------
+   Agreement relates to Executive Compensation
*   previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                           INNOVATIVE GAMING CORPORATION OF AMERICA
                                      (Registrant)



                           By: /s/ Edward G. Stevenson
                               ------------------------------------------------
                               Name:   Edward G. Stevenson
                               Title:  Chief Executive Officer, Chief Financial
                                       Officer and Chairman
Date: April 28, 2000