Form 10-Q
period 2000-03-31
INNOVATIVE GAMING CORP OF AMERICA
filed 2000-05-15
CIK 897795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended             March 31, 2000
                               --------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ____________ to ____________.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 1, 2000 there were 9,416,735 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                 March 31, 2000


Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          March 31, 2000 (Unaudited) and December 31, 1999          3

          Consolidated Condensed Statements of
          Operations - for the three months ended
          March 31, 2000 and 1999 (Unaudited)                       4

          Consolidated Condensed Statements of Cash
          Flows - for the three months ended March 31,
          2000 and 1999 (Unaudited)                                 5

          Notes to Consolidated Condensed
          Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                               11

Part II:  Other Information

Item 1.   Legal Proceedings                                        16

Item 6.   Exhibits and Reports on Form 8-K                         16

          Signatures                                               17

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS


                                                                                  March 31,    December 31,
                                                                                    2000           1999
                                                                                  ---------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $    412       $    140
  Accounts receivable                                                                  339            759
  Current portion of notes receivable                                                  117            188
  Inventories                                                                        4,324          4,576
  Prepaid expenses and other                                                           525            655
  Accrued revenue estimate for phase-out period                                      4,495          5,883
                                                                                  --------       --------
     Total current assets                                                           10,212         12,201

NOTES RECEIVABLE, LESS CURRENT PORTION                                                 269            268
PROPERTY AND EQUIPMENT, NET                                                            558            707
INTANGIBLE ASSETS, NET                                                                 683            765
                                                                                  --------       --------

              TOTAL ASSETS                                                        $ 11,722       $ 13,941
                                                                                  ========       ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                                $    365       $    585
  Accrued liabilities                                                                  445            561
  Notes payable - current portion                                                      585            592
  Customer deposits                                                                    732             --
  Accrued expense estimate for phase-out period                                      4,041          6,432
                                                                                  --------       --------
     Total current liabilities                                                       6,168          8,170

  Notes payable - net of current portion                                             2,917          3,131
                                                                                  --------       --------

    Total liabilities                                                                9,085         11,301
                                                                                  --------       --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 30 and 280 shares outstanding, respectively               --             --
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 900 shares outstanding                                    --             --
   Series D convertible preferred stock, $.01 par value, nonvoting,
     3,000 shares authorized, 1,612.5 shares outstanding                                --             --
  Common stock, $.01 par value, 100,000,000 shares authorized,
     9,128,447 and 8,952,366 shares issued and outstanding, respectively                91             90
  Additional paid-in capital                                                        34,965         34,525
  Accumulated deficit                                                              (32,419)       (31,975)
                                                                                  --------       --------

     Total stockholders' equity                                                      2,637          2,640
                                                                                  --------       --------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 11,722       $ 13,941
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


                                                          Three Months
                                                         Ended March 31,
                                                       -------------------
                                                        2000        1999
                                                       -------     -------
DISCONTINUED OPERATIONS (NOTES 8 AND 9):

SALES                                                  $    --     $   825

COST OF SALES                                               --       1,029
                                                       -------     -------

    Gross profit/(loss)                                     --        (204)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                 --       1,459
                                                       -------     -------

    Loss from operations                                    --      (1,663)

INTEREST INCOME, NET                                        --          15
                                                       -------     -------

Loss from operations of discontinued gaming
      equipment manufacturing (net of applicable
      income taxes of $0)                                   --      (1,648)

   Preferred stock accretion adjustment                    408          --
   Preferred stock dividends                                36          29
                                                       -------     -------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS           $  (444)    $(1,677)
                                                       =======     =======


BASIC - LOSS PER SHARE OF COMMON STOCK:
   Loss from operations of discontinued gaming
      equipment manufacturing (net of applicable
      income taxes of $0)                              $ (0.05)    $ (0.22)
                                                       =======     =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                               8,977       7,505
                                                       =======     =======



See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Three Months
                                                                           Ended March 31,
                                                                         -------------------
                                                                          2000        1999
                                                                         -------     -------
CASH FLOWS PROVIDED BY (USED FOR ) OPERATING ACTIVITIES                  $   434     $  (942)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations          --        (158)
  Purchases of property and equipment                                         --         (13)
  Purchase of intangible assets                                               --        (100)
                                                                         -------     -------

     Cash flows used in investing activities                                  --        (271)
                                                                         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends paid                                             (37)        (29)
  Proceeds from sale of common stock                                          32          --
  Payments on long-term obligations                                         (157)       (128)
                                                                         -------     -------

     Cash flows used in financing activities                                (162)       (157)
                                                                         -------     -------

DECREASE IN CASH AND CASH EQUIVALENTS                                        272      (1,370)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               140       1,617
                                                                         -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   412     $   247
                                                                         =======     =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                              $    83     $    24
                                                                         =======     =======



See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period interim financial statements. These reclassifications had no effect on previously reported net income or stockholders' equity.

(2) COMMITMENTS AND CONTINGENCIES

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc., which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the Company will retain 25% of the surviving corporation to the Merger on a post-merger basis. As a condition to the Merger, concurrent with the Merger, the Company must divest substantially all of its gaming assets. (See Note 8 - Agreement for Merger and Note 9 - Discontinued Operations/Asset Divestiture Agreement).

On February 1, 2000, the Company entered into a definitive asset purchase agreement with Xertain, Inc. ("Xertain"), pursuant to which Xertain will purchase substantially all of the Company's gaming assets. In exchange for the gaming assets of the Company, Xertain will pay an aggregate purchase price of $4,000,000 plus a promissory note payable to IGCA in an amount equal to the accounts receivable of IGCA as of the closing date, adjusted for certain payments to be made by Xertain and IGCA as provided for in the note, and Xertain will assume certain liabilities of IGCA ( the "Gaming Asset Divestiture"). The accounts receivable promissory note will be secured by the accounts receivable of IGCA which are being acquired by Xertain.

The manufacture, distribution and sale of the Company's products are regulated by various jurisdictions and entities, including requirements to obtain licenses and product approvals in several jurisdictions. The Company has obtained required licenses and product approvals in certain jurisdictions and is continuing efforts to obtain such approvals in other jurisdictions. Failure to successfully obtain and/or maintain such licenses and approvals, or meet other regulatory requirements could materially impact the future operation of the Company. Additionally, there is no assurance that the Company's products will be accepted in the marketplace upon obtaining regulatory approvals.

(3) RELATED PARTY TRANSACTIONS

Lakes Gaming, Inc. ("LGI"), (formerly Grand Casinos, Inc.) which is in the business of owning, managing and developing casinos, is a stockholder of the Company. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of LGI, and was Chief Executive Officer of Grand Casinos, Inc. from October 1991 through March 1998. Mr. Berman served on the Board of Directors of the Company until July 16, 1999. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under a 1998 agreement

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000
                                   (UNAUDITED)

between the Company and LGI, used multi-player machines which LGI previously purchased from the Company could be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games could be applied to the purchase of one new Bonus Streak game from the Company and with minimum proceeds of $5,000 to be credited to LGI for each game sold by the Company. During 1998, LGI submitted 15 such used multi-player games to the Company for sale under the consignment agreement. In the first quarter of fiscal 1999, the Company delivered 5 Bonus Streak games to casinos managed by LGI in exchange for the used multi-player games submitted to the Company for sale under this agreement. The Company made no machine sales to LGI during the three-month periods ended March 31, 1999 or 2000.

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

On June 1, 1999, the Company issued an aggregate of $1,550,000 in convertible notes to a group of investors including Wayne Mills. Edward G. Stevenson, the Chairman, Chief Executive Officer and Chief Financial Officer of the Company, personally guaranteed the repayment of $250,000 of the convertibles notes. In exchange for such personal guarantee, the Company issued Mr. Stevenson two 3-year warrants, each to purchase 25,000 shares of the Company's common stock at $1.25 per share and $1.75 per share, respectively. The shares issuable upon exercise of the warrants were registered on Registration Statement on Form S-3 (Registration No. 333-84413) filed with the Securities and Exchange Commission on August 1, 1999, and amended by Amendment No. 1 to Form S-3 filed on September 23, 1999.

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

                   INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                        MARCH 31, 2000
                                         (UNAUDITED)

(4) INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes" - (SFAS No. 109) under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company had cumulative federal net operating loss carry forwards of approximately $23,105,000 as of December 31, 1999. These losses, if not used, begin to expire in 2009 through 2014. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry forwards.

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

(6) PREFERRED STOCK PRIVATE PLACEMENTS

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000 prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of thirty dollars being recorded as Series B Preferred Stock, and the balance of approximately $3.0 million is included in Additional Paid- in-Capital. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion. Each share of Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event a holder of Series B Preferred Stock is unable to convert shares of Preferred Stock into Common Stock at a discount because 1,505,000 shares have been issued at a discount, then the Company may either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Convertible Preferred Stock in an amount equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Series B Preferred Stock at 115% of par in cash. On June 1 1999, the Company redeemed $1,100,000 of the Series B Preferred Stock at 100% of par in cash. As of March 31, 2000, shares representing $1,870,000 of Series B Preferred Stock had been converted into Common Stock, and the remaining outstanding balance of $30,000 of Series B Preferred Stock is convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Series B Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Series B Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

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

On June 1, 1999, as part of a financial restructuring, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $1,400,000 prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of fourteen dollars being recorded as Series C Convertible Preferred Stock, and the balance of approximately

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000
                                   (UNAUDITED)

$1.4 million is included in Additional Paid-in Capital. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion. Each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $1.877, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 28, 1999. As of March 31, 2000, shares representing $500,000 of Series C Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $900,000 of Series C Preferred Stock is convertible into Common Stock, at the election of the holder thereof. The maximum number of shares of Common Stock that may be issued upon conversion is 1,331,500. The Company has the right to redeem the Series C Preferred Stock at 115% of par in cash beginning August 31, 1999. The effective date of the Registration Statement filed with the Securities and Exchange Commission relating to the Common Stock to be issued upon conversion of the Series C Convertible Preferred Stock was September 24, 1999, and all necessary gaming regulatory approvals have been received. All outstanding shares of Series C Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

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

The 25% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series D Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $816,000, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series D Preferred Stock to the earliest conversion date. Income available to holders of Common Stock was reduced by approximately $408,000 in the fourth quarter of 1999 and approximately $408,000 in the first quarter of 2000.

All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000
                                   (UNAUDITED)

The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. As of March 31, 2000, the registration statement relating to such Common Stock had not yet been declared effective. A majority of the Company's holders of Series D Convertible Preferred Stock have agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment in the event such Common Stock is not registered by April 13, 2000, and for each month thereafter.

(7) FINANCIAL RESTRUCTURING

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

(8) AGREEMENT FOR MERGER

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc., which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, nMortgage will be merged with and into IGCA Merger Subsidiary, a Minnesota corporation and wholly-owned subsidiary of the Company. Upon closing of the Merger, IGCA Merger Subsidiary will be the surviving corporation in the Merger. At the effective time of the Merger, each outstanding share of nMortgage capital stock will be automatically converted into the right to receive a pro rata share of the greater of (i) an aggregate of Forty Six Million (46,000,000) shares of common stock of IGCA, or (ii) 75% of the then outstanding common stock of IGCA on a fully-diluted basis. The IGCA shareholders will retain 25% of the surviving corporation to the Merger calculated on a fully-diluted basis. Upon closing of the Merger, IGCA would be renamed "nMortgage, Inc."

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000
                                   (UNAUDITED)

nMortgage is a direct lender headquartered in Fort Lauderdale, Florida, and offers both retail and wholesale mortgage financing through its subsidiary, First Bankers Mortgage Services, Inc. nMortgage recently announced the debut of its online mortgage system known as "nMortgage".

As an additional condition to the Merger, concurrent with the merger, the Company must divest substantially all of its gaming assets (See Note 9 - Discontinued Operations/Gaming Asset Divestiture Agreement). The closing of the Merger is subject to, among other things, obtaining approval of the Company's shareholders and of certain governmental authorities, as well as other customary pre-closing conditions.

(9) DISCONTINUED OPERATIONS/GAMING ASSET DIVESTITURE AGREEMENT

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

Of the $4,000,000 referenced above as part of the purchase price, $1,000,000 will be paid in cash at the closing of the Gaming Asset Divestiture, provided that prior to such time Xertain has obtained interim approval from Nevada gaming regulatory authorities to manufacture gaming machines. If Xertain has not obtained such interim approval prior to the closing, Xertain will deliver either
(i) a $1,000,000 unsecured promissory note due upon Xertain's obtaining approval from Nevada gaming regulatory authorities (but in no event later than September 1, 2000), or (ii) an irrevocable letter of credit in the amount of $750,000. The remaining $3,000,000 will be paid in the form of an unsecured convertible promissory note, which will have a 36-month term, bear interest at 8.5% per annum, and have interest and principal payable at the maturity date. At the holder's option, such promissory note will be convertible into Xertain common stock at $4.50 per share upon the earlier of (a) twelve months from the closing date of the Gaming Asset Divestiture, or (b) upon initial public offering of Xertain common stock. Following consummation of the Gaming Asset Divestiture, IGCA will not own or have any interest in its gaming related assets.

In addition to various standard conditions of closing, the Gaming Asset Divestiture is subject to the simultaneous closing of the Merger, shareholder approval and the termination of various employment agreements of certain key employees of IGCA. The Company presently anticipates the disposal of the gaming equipment manufacturing segment to be completed in July 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc., which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Company will retain 25% of the surviving corporation to the Merger on a post-merger basis. As a condition to the Merger, concurrent with the Merger, the Company must divest substantially all of its gaming assets. (See Note 8 - Agreement for Merger and Note 9 - Discontinued Operations/Gaming Asset Divestiture Agreement).

On February 1, 2000, the Company entered into a definitive asset purchase agreement with Xertain, Inc. ("Xertain"), pursuant to which Xertain will purchase substantially all of the Company's gaming assets. In exchange for the gaming assets of the Company, Xertain will pay an aggregate purchase price of $4,000,000 plus a promissory note payable to IGCA in an amount equal to the accounts receivable of IGCA as of the closing date, adjusted for certain payments to be made by Xertain and IGCA as provided for in the note, and Xertain will assume certain liabilities of IGCA ( the "Gaming Asset Divestiture"). The accounts receivable promissory note will be secured by the accounts receivable of IGCA which are being acquired by Xertain.

The Company was formed in 1991 to develop, manufacture, market and distribute multi-player and other specialty video gaming machines. The Company manufactures, markets and distributes BJ Blitz TM, Hot Shot Dice TM, Lightning Strike Roulette TM, Supersuits Progressive Blackjack TM, Bonus Streak TM and single player video slot machines to certain gaming markets worldwide. Since inception, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games. The Company has begun to expand and diversify its product line by developing and marketing single player games such as Bonus Streak and single player video slot machines incorporating state of the art graphics and sound.

The Company distributes its products both directly to the gaming marketplace and through licensed agents and distributors. The Company is currently licensed and/or has the necessary regulatory approvals as a gaming product manufacturer and distributor in Nevada, Colorado, Mississippi, Louisiana, North Carolina, Minnesota, Iowa, Arizona, South Dakota, certain New Mexico tribal jurisdictions, Quebec and the Atlantic Lottery (four Canadian Maritime provinces). In certain jurisdictions where the Company is licensed, such as Colorado, the Company may elect to market its products through a licensed distributor pursuant to any necessary regulatory approvals. In certain jurisdictions where licensure is not required, such as Australia, the Company may use an existing licensed distributor to sell its products pursuant to any necessary regulatory transaction approvals. Previously registered in Alberta, Manitoba, Saskatchewan, Quebec and the Atlantic Lottery Corporation, the Company has applications pending in British Columbia, Ontario and Nova Scotia. The Company has agents to market its products in Canada and Europe.

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                    MARCH 31, 2000 COMPARED TO MARCH 31, 1999

For the three months ended March 31, 2000, the Company recorded a pretax loss attributable to Common Stock shareholders of $444,000, or $.05 per share. For the three months ended March 31, 1999, the Company recorded a net loss of $1,677,000, or $.22 per share. Results from operations for the fiscal 2000 period include only adjustments for preferred stock accretion and preferred stock dividends. Due to the Company's anticipated merger and divestiture of its gaming manufacturing assets, all existing operations of the Company are reported as "Discontinued Operations" (See Note 8 - Agreement for Merger and Note 9 - Discontinued Operations/Gaming Asset Divestiture Agreement). As a result of the commitment to the merger plan and related disposition of the gaming assets at the beginning of October 1999, estimated operating revenue and expenses expected to occur during the phase-out period were included in the loss on disposal of gaming manufacturing equipment recorded during the fourth quarter of 1999. Results of operations for the fiscal 1999 period include the operating results for the period and adjustments for preferred stock accretion and preferred stock dividends.

LOSS FROM OPERATIONS OF DISCONTINUED GAMING EQUIPMENT MANUFACTURING

Because estimated operating revenue and expenses expected to occur during the phase-out period were recorded during the fourth quarter of 1999, there are no elements of operating income for comparison between the three months ended March 31, 2000 and the three months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
              MARCH 31, 2000 COMPARED TO MARCH 31, 1999 - CONTINUED

PREFERRED STOCK ACCRETION ADJUSTMENT

During October 1999, the Company issued 2,450 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1,000 per share in a private placement. The Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature was $816,721, which is being accreted to Series D Preferred Stock and charged against net income or loss to arrive at net income or loss attributable to common shareholders over the period in which the right to convert the Preferred Stock becomes vested. The $816,721 value of the beneficial conversion feature was recognized during the fourth quarter of 1999 and the first quarter of 2000.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $32,419,000 as of March 31, 2000. Due to weaker than expected demand for the Company's current products, the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future short-term results are highly dependent on the consummation of the Merger or, in the event the Merger is not consummated, on the Company's ability to, among other things, finance production and distribution new products, gain customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process.

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc., which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the Company will retain 25% of the surviving corporation to the Merger on a post-merger basis. As a condition to the Merger, concurrent with the Merger, the Company must divest substantially all of its gaming assets. Upon consummation of the transaction, Innovative Gaming Corporation of America would be renamed nMortgage.com. Future long-term operating results cannot be predicted at this time due to the change in business direction that will result from this transaction. Closing of the proposed Merger and Gaming Asset Divestiture is subject to, among other things, shareholder approval and the termination of various employment agreements of certain key employees of IGCA.

LIQUIDITY AND CAPITAL RESOURCES

PREFERRED STOCK ISSUES

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000 prior to any offering expenses.

On June 1, 1999, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $1,400,000 prior to any offering expenses. Each share of the Series B and Series C Preferred Stock (collectively the "Preferred Stock") is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES-CONTINUED

prior to conversion (the "Conversion Price"). The Conversion Price of the Preferred Stock may not exceed $5.16 for the Series B Preferred Stock and $1.877 for the Series C Preferred Stock. The maximum number of shares of Common Stock that may be issued upon conversion of the Series B and Series C Preferred Stock is 1,505,000 and 1,331,500, respectively. In the event a holder of Preferred Stock that is unable to convert shares of Preferred Stock into Common Stock at a discount because the maximum number shares have been issued at a discount, the Company may, in the case of the Series B Preferred Stock, either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Preferred Stock equal to the value that would have been received by such holder if able to convert at a discount, or in the case of Series C Preferred Stock, redeem any unconverted Series C Preferred Stock for cash at a price equal to 115% of the liquidation value. As of March 31, 2000, Series B Preferred Stock totaling $1,870,000 had been converted into Common Stock of the Company and the Company had redeemed $1,100,000 of the Series B Preferred Stock. The remaining $30,000 of Series B Convertible Preferred Stock was convertible into Common Stock of the Company at the election of the holder thereof. The effective date of the Registration Statement filed with the Securities and Exchange Commission relating to the Common Stock to be issued upon conversion of the Series C Convertible Preferred Stock was September 24, 1999, and all necessary gaming regulatory approvals have been received. The Company has the right to redeem the Series C Preferred Stock at 115% of par in cash beginning August 31, 1999. As of March 31, 2000, Series C Preferred Stock totaling $500,000 had been converted into Common Stock of the Company and the remaining $900,000 of Series C Convertible Preferred Stock was convertible into Common Stock of the Company at the election of the holder thereof. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

During October 1999, the Company issued a total of 2,450 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $2,450,000, prior to any offering expenses, and warrants (the "Warrants") to acquire 245,000 shares of the Company's Common Stock at $2.75 per share. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has reserved 1,750,000 shares of Common Stock for issuance upon conversion of the Series D Preferred Stock and 245,000 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series D Preferred Stock at 135% of par in cash if the market price is lower than the market price on the date the Series D Preferred Stock was issued. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. As of March 31, 2000, the registration statement relating to such Common Stock had not yet been declared effective. A majority of the Company's holders of Series D Convertible Preferred Stock have agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment in the event such Common Stock is not registered by April 13, 2000, and for each month thereafter. All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

1999 CONVERTIBLE DEBT FINANCING

In June 1999, three-year convertible secured notes totaling $1,550,000 were issued to a group of investors including a current shareholder of the Company. Interest is paid quarterly at a rate of 12% per annum, and the principal balance is due June 1, 2002. At any time after June 1, 2000, and until the principal balance is paid in full, the holders of the notes may convert the notes into Common Stock of the Company at a conversion price of $1.50 per share. The note holders may not convert the notes into Common Stock if such conversion would result in beneficial

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES-CONTINUED

ownership by such note holder of more than 4.9% of the Company's issued and outstanding Common Stock. The note holders were also granted an aggregate of 232,500 warrants to purchase shares of the Company's Common Stock at an exercise price of $1.25 per share.

LIQUIDITY

The Company had $412,000 and $140,000 in cash as of March 31, 2000 and December 31, 1999, respectively. The Company has experienced negative cash flow from operations of $5.1 million, $2.1 million and $7.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. Given the relatively large fluctuations in the frequency and size of the Company's sales, the Company continues to experience significant fluctuations in its cash position. For the first eight days of May, 2000, the Company's average cash on hand was approximately $242,000, while the Company has over $1.0 million in open sales order backlog for product delivery. The Company presently estimates that if current sales forecasts are met, its cash and anticipated funds from operations will be adequate to fund cash requirements through the date of the Merger, which is presently anticipated for July 2000. However, if current sales forecasts are not met, or if accounts receivables for such sales are not collected as anticipated, or if the closing of the Merger is significantly delayed beyond July 2000, the Company may not have enough cash to fund operations and the Company would have to consider a number of strategic alternatives, including sales of additional capital stock at discounted prices or discontinue operations and/or file for bankruptcy.

Furthermore, there can be no assurance that the Company will be successful in closing the Merger on a timely basis, if at all, or achieving its current sales forecast and receivables collections, or in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations. Management believes that the costly process of product development and introduction would require the Company to seek additional financing to successfully complete any such future development and introduction if the Merger is not completed on a timely basis, if at all.

Furthermore, assuming the Merger is consummated on a timely basis, there can be no assurance as to cash requirements of the merged Company. There can be no assurance that the post-Merger Company will be able to raise additional financing to fund its operations.

The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. As of March 31, 2000, the registration statement relating to such Common Stock had not yet been declared effective. A majority of the Company's holders of Series D Convertible Preferred Stock have agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment in the event such Common Stock is not registered by April 13, 2000, and for each month thereafter.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada and Australia. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: the timing and successful completion of the merger with nMortgage and the related gaming asset divestiture, the ability to achieve current sales forecasts, the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; ability to obtain additional financing through leasing, equity or other arrangements; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

                                     PART II

                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2. CHANGES IN SECURITIES

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit 10.1 - Form of Amendment to Series D Convertible Preferred Stock Registration Rights Agreement

            Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

        (b) Reports on Form 8-K

            On January 6, 2000, the Company filed a Form 8-K to report signing of a definitive agreement whereby the Company will acquire nMortgage, Inc., a majority owned subsidiary of Equitex, Inc., in a tax free exchange of stock.

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


                                        INNOVATIVE GAMING CORPORATION OF AMERICA


                                        /s/ Edward G. Stevenson
                                        ----------------------------------------
                                            Edward G. Stevenson
                                            Chief Financial Officer
                                            (Principal Accounting Officer)


Date: May 9, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.1          Form of Amendment to Series D Convertible Preferred Stock Registration Rights
               Agreement

 27            Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.