Form 10-K/A
period 1999-12-31
INNOVATIVE GAMING CORP OF AMERICA
filed 2000-08-08
CIK 897795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO________

                           Commission File No. 0-22482

                    INNOVATIVE GAMING CORPORATION OF AMERICA
                    ----------------------------------------
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

On June 30, 2000, the U.S. Securities and Exchange Commission ("SEC") issued a letter of comment to the Company. Comments included in this letter related to their review of the Company's report on Form 10-K for the year ended December 31, 1999 (the "December 31, 1999 10-K") filed on March 30, 2000, Amendment No. 1 to a Registration Statement on Form S-3 filed on May 24, 2000, and Amendment No. 1 to Schedule 14A filed on May 12, 2000, which related to the merger of the Company with nMortgage and the sale of the Company's gaming manufacturing assets to Xertain, Inc. Based on those comments, the Company has restated its results of operations for the year ended December 31, 1999. The revisions include enhancement to certain notes to provide clarification on selected events occurring during the year. The most significant of the revisions relate to the presentation of the December 31, 1999 financial statements. The statements, as originally filed in the December 31, 1999 10-K, presented the sale of the gaming assets as discontinued operations in accordance with the Accounting Principles Board ("APB") No 30. Comments made by the SEC suggested that this transaction should not be presented in this manner until shareholder approval has been obtained. While management believes its original presentation is in accordance with professional standards, the accompanying consolidated balance sheets and consolidated statements of operations, shareholder's equity and cash flows have been revised in accordance with the request made by the SEC.


                              LIST OF ITEMS AMENDED
PART II

        Item 6     Selected Financial Data

        Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item 8     Financial Statements

PART IV

        Item 14    Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K

        This Amendment on Form 10-K/A amends the above listed Items in the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999. This amendment is filed in connection with the Company's restatement of its financial statements for the year ended December 31, 1999.

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

                                 For the Year     For the Year     For the        For the      For the Five
                                     Ended           Ended        Year Ended     Year Ended    Months Ended
                                 December 31,     December 31,   December 31,   December 31,   December 31,
                                     1999             1998           1997           1996           1995
                                 ------------     ------------   ------------   ------------   -------------
Statement of operations data:
  Net sales                             $4,026          $8,509         $10,292        $2,664        $6,352
  Gross profit                          (4,605)          1,375           3,103           529         1,589
  Operating loss                       (12,729)         (4,444)         (2,182)       (6,592)       (2,765)


  Net loss                             (12,876)         (4,338)         (1,935)       (6,899)       (2,114)
  Net loss per common share:             (1.80)          (0.63)          (0.43)        (1.09)        (0.38)

Cash flow data:
   Cash provided by (used for):
     Operating activities               (5,123)         (2,106)         (7,516)       (2,726)          591
     Investing activities                  (38)            (92)            555         3,784        (4,399)
     Financing activities                3,684           3,297           4,486         1,038           (87)
   Increase (decrease) in cash
      and cash equivalents               1,477           1,099          (2,475)        2,096        (3,895)

Balance sheet data (end of period):
  Cash, cash equivalents and
   available-for-sale                     140            1,617             518         5,959         8,749
   securities
  Working capital                       4,580           12,100          12,603        11,996        16,039
  Total assets                          8,058           17,093          18,461        15,256        18,929
  Long-term debt (net of
     current maturities)                3,131              856             509             -             -
  Total stockholders' equity            3,189           14,872          16,482        14,730        18,531


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Form 10-K/A contains forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: successful completion of the proposed merger with nMortage, Inc. and the related gaming asset divestiture, customer acceptance of the Company's products, need for additional financing, Preferred Stock conversions, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming licenses and regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions and increased competition.

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc., which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the Company will retain 25% of the surviving corporation to the Merger on a post-merger basis. As a condition to the Merger, concurrent with the Merger, the Company must divest substantially all of its gaming assets. (See Note 11 - Agreement for Merger and Note 12 - Subsequent Events - Gaming Asset Divestiture Agreement).

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

OVERVIEW - The Company was formed in 1991 to develop, manufacture, market and distribute multi-player and other specialty video gaming machines. The Company manufactures, markets and distributes BJ Blitz TM, Hot Shot Dice TM, Lightning Strike Roulette TM, Supersuits Progressive Blackjack TM and Bonus Streak TM to certain gaming markets worldwide. Since inception, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games. The Company has begun to expand and diversify its product line by developing and marketing single player games such as Bonus Streak and single player video slot machines incorporating state of the art graphics and sound.


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

RELATIONSHIP WITH LAKES GAMING, INC. - Lakes Gaming, Inc. ("LGI") (formerly Grand Casinos, Inc.) is in the business of managing and developing casinos. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's multi-station blackjack, craps and roulette games in quantity purchases at distributor level prices. Pursuant to this agreement, the Company has sold 42 blackjack machines, 11 craps machines and 8 roulette machines. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under a 1998 agreement between the Company and LGI, used multi-player machines which LGI previously purchased from the Company could be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games could be applied to the purchase of one new Bonus Streak game from the Company and with minimum proceeds of $5,000 to be credited to LGI for each game sold by the Company. During 1998, LGI submitted 15 such used multi-player games to the Company for sale under the consignment agreement. In the first quarter of fiscal 1999, the Company delivered 5 Bonus Streak games to casinos managed by LGI in exchange for the used multi-player games submitted to the Company for sale under this agreement. The Company made sales of six Bonus StreakTM games and no multi-player machine sales to LGI during 1998 and no machine sales in 1999.

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




RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

For the year ended December 31, 1999, the Company reported a net loss attributable to common shareholders of $13,547,000, or $1.80 per share. The Company recorded a net loss attributable to common shareholders of $4,710,000, or $.63 per share, for the year ended December 31, 1998. Results from operations for both years have been adjusted for preferred stock accretion and preferred stock dividends paid. The increased loss in 1999 was primarily due to a write down of inventory, property and equipment and intangible assets to market value due to the Company's anticipated merger and divestiture of its gaming manufacturing assets (See Note 11 - Agreement for Merger and Note 12 - Subsequent Events - Gaming Asset Divestiture Agreement), a decline in revenues and gross profit and increased expenses incurred related to the Company's efforts to develop/enhance and license its products and introduce those products into new markets.



SALES, COST OF SALES AND GROSS PROFIT

Net sales were $4,026,000 during the year ended December 31, 1999 compared to $8,509,000 in the year ended December 31, 1998. This decline in sales is primarily due to a decrease in sales of multi-player game sales from 123 in 1998 to 41 in the 1999.

The following table presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines recorded for the years ending December 31, 1999 and 1998:

                                                    Year ended            Year ended
                                                December 31, 1999      December 31, 1998
                                              ---------------------  ----------------------
              Sales revenue                              $4,026,000             $8,509,000
                                              ---------------------   ---------------------
              Product line:                   Percentage of revenue   Percentage of revenue:
                                              ---------------------   ---------------------
                 Multi-player games                             53%                    78%
                 Single player games                            21%                     9%
                 Parts sales and other                          17%                     8%
                 Lease participation                             9%                     5%
                                               --------------------- ----------------------
                    Total                                      100%                   100%
                                               ===================== ======================


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

The Company recorded a negative gross margin in 1999 compared to a gross profit of 16.2% in 1998. The negative gross margin in 1999 was primarily due to a $3,318,000 write-down of inventory to market value due to the anticipated merger and divestiture of gaming manufacturing assets, and unabsorbed labor and overhead costs attributable to lower production volume. In the years ended December 31, 1999 and 1998, there were no sales to LGI under their discounted price arrangement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the year ended December 31, 1999 was $6,787,000 compared to $5,819,000 during fiscal year 1998. The increase in expenses for 1999 was primarily attributable to higher expenditures for engineering and development of new products and enhancements to existing products. Expenses also increased related to licensing the Company's products and costs to introduce those products into new markets.

WRITE DOWN ASSETS TO MARKET VALUE

The $1,337,000 expense recorded in 1999 represents a reduction in carrying value of the Company's property and equipment and intangible assets to the amount expected to be realized upon the closing of the anticipated divestiture of the Company's gaming assets (See Note 12 - Subsequent Events - Gaming Asset Divestiture Agreement).

INTEREST INCOME AND EXPENSE

Net interest expense for the year ended December 31, 1999 was $147,000 compared to net interest income of $106,000 for fiscal year 1998. Interest expense increased due to increased debt and interest income declined due to reduced amounts invested in interest bearing accounts, and interest bearing notes receivable from the sale of products.

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

                                                    Year ended            Year ended
                                                December 31, 1998      December 31, 1997
                                              ---------------------   ---------------------
              Sales revenue                              $8,509,000            $10,292,000
                                              ---------------------   ---------------------
              Product line:                   Percentage of revenue   Percentage of revenue:
                                              ---------------------   ---------------------
                 Multi-player games                             78%                    92%
                 Single player games                             9%                     1%
                 Parts sales and other                           8%                     4%
                 Lease participation                             5%                     3%
                                               --------------------   ---------------------
                    Total                                      100%                   100%
                                               =====================  =====================


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

LIQUIDITY

The Company had $140,000 and $1,617,000 in cash, cash equivalents as of December 31, 1999 and December 31, 1998, respectively. The Company has experienced negative cash flow from operations of $5.1 million, $2.1 million and $7.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. As of July 25, 2000, the Company had cash of approximately $236,000. The Company presently estimates that if current sales forecasts are met its cash and anticipated funds from operations will be adequate to fund cash requirements through the August 2000. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully complete any such future development and introduction if the Merger is not completed on a timely basis, if at all. There can be no assurance that the Company will be successful in closing the Merger on a timely basis, if at all, or in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. As of July 25, 2000, the registration statement relating to such Common Stock had not yet been declared effective. A majority of the Company's holders of Series D Convertible Preferred Stock agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment due for liquidated damages resulting from the delay in having such registration statement declared effective. The cumulative number of shares due will be issued to the holders of Series D Convertible Preferred Stock when such registration statement is declared effective.

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


                                            KAFOURY, ARMSTRONG & CO.

Reno, Nevada
March 21, 2000 (Except with respect
to the matters discussed in Note 12,
as to which the date is June 30, 2000)

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                                    As of December 31,
                                                                                 -----------------------
                                                                                   1999           1998
                                                                                 --------       --------
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $    140       $  1,617
  Restricted investments                                                                -            700
  Accounts receivable, net of allowances of $280 and $85                              759          1,186
  Current portion of notes receivable                                                 188            334
  Inventories, net                                                                  4,576          9,244
  Prepaid expenses and other                                                          655            384
                                                                                 --------       --------
     Total current assets                                                           6,318         13,465

NOTES RECEIVABLE, less current portion                                                268            362
PROPERTY AND EQUIPMENT, net                                                           707          1,389
INTANGIBLES ASSETS, net                                                               765          1,877
                                                                                 --------       --------

          TOTAL ASSETS                                                           $  8,058       $ 17,093
                                                                                 ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                               $    585       $    313
  Accrued liabilities                                                                 561            524
  Notes payable - current portion                                                     592            528
                                                                                 --------       --------

     Total current liabilities                                                      1,738          1,365

  Notes payable - net of current portion                                            3,131            856
                                                                                 --------       --------

     Total liabilities                                                              4,869          2,221
                                                                                 --------       --------

COMMITMENTS AND CONTINGENCIES (Note 9)                                                  -              -

STOCKHOLDERS' EQUITY:
  Series B Convertible Preferred Stock, $.01 par value, nonvoting,
    4,000 shares authorized, 280 and 3,000 shares outstanding, respectively             -              -
  Series C Convertible Preferred Stock, $.01 par value, nonvoting,
    2,000 shares authorized, 900 and 0 shares outstanding, respectively                 -              -
  Series D Convertible Preferred Stock, $.01 par value, nonvoting,
    3,000 shares authorized, 1,612.5 and 0 shares outstanding, respectively             -              -
  Common stock, $.01 par value, 100,000,000 shares authorized,
    8,952,366 and  7,535,211 shares issued and outstanding, respectively               90             75
  Additional paid-in capital                                                       34,525         32,676
  Accumulated deficit                                                             (31,426)       (17,879)
                                                                                 --------       --------

     Total stockholders' equity                                                     3,189         14,872
                                                                                 --------       --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  8,058       $ 17,093
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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)

                                                          For the Year  For the Year   For the Year
                                                             Ended         Ended          Ended
                                                          December 31,   December 31,   December 31,
                                                             1999           1998           1997
                                                           --------       --------       --------
NET SALES                                                  $  4,026       $  8,509       $ 10,292

COST OF SALES                                                 5,313          7,134          7,189
WRITE DOWN INVENTORY TO MARKET VALUE (Notes 1 and 12)         3,318              -              -
                                                           --------       --------       --------

    Gross profit                                             (4,605)         1,375          3,103


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  6,787          5,819          5,285
WRITE DOWN ASSETS TO MARKET VALUE (Notes 1 and 12)            1,337              -              -
                                                           --------       --------       --------

    Operating loss                                          (12,729)        (4,444)        (2,182)

INTEREST INCOME, net                                           (147)           106            247
                                                           --------       --------       --------

    Loss before income taxes                                (12,876)        (4,338)        (1,935)

PROVISION FOR INCOME TAXES                                        -              -              -
                                                           --------       --------       --------


   Net loss                                                 (12,876)        (4,338)        (1,935)

PREFERRED STOCK DIVIDENDS                                       124             75             76

PREFERRED STOCK ACCRETION                                       547            297            878
                                                           --------       --------       --------

  Net loss attributable to common shareholders             ($13,547)      ($ 4,710)      ($ 2,889)
                                                           ========       ========       ========


LOSS PER SHARE OF COMMON STOCK                             ($  1.80)      ($  0.63)      ($  0.43)
                                                           ========       ========       ========


  Weighted average common shares outstanding                  7,525          7,535          6,744
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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                                 (In Thousands)

                                                               Convertible                               Unrealized
                                       Common Stock         Preferred Stock   Additional               Gain/(Loss) on
                                     -----------------      ---------------    Paid-in   Accumulated   Available-for-
                                      Shares    Amount      Shares   Amount    Capital     Deficit     Sale Securities      Total
                                     -------   -------      ------   ------   ---------   ---------    ---------------    ---------
BALANCE, December 31, 1996            6,477   $     65          -          -   $ 24,951   $ (9,559)               (7)     $ 15,450
  Series A preferred stock issued         -          -          4      3,122        622          -                 -         3,744
  Preferred stock accretion
   adjustment                             -          -          -        878          -       (878)                -             0
  Series A preferred stock
    conversion to  common stock       1,055         10         (4)    (4,000)     3,990          -                 -             0
  Preferred stock dividends paid          3          -          -          -         12        (76)                -           (64)
  Unrealized gain on
   available-for-sale securities          -          -          -          -          -          -                 7             7
  Net loss                                -          -          -          -          -     (1,935)                -        (1,935)
                                   --------   --------   --------   --------   --------   --------          --------      --------

BALANCE, December 31, 1997            7,535         75          -          -     29,575    (12,448)                -        17,202
  Series B preferred stock issued         -          -          3          -      2,804          -                 -         2,804
  Preferred stock accretion
   adjustment                             -          -          -          -        297       (297)                -             -
  Preferred stock dividend paid           -          -          -          -          -        (76)                -           (76)
  Net loss                                -          -          -          -          -     (5,058)                -        (5,058)
                                   --------   --------   --------   --------   --------   --------          --------      --------

BALANCE, December 31, 1998            7,535         75          3          -     32,676    (17,879)                -        14,872
  Series C preferred stock issued         -          -          1          -      1,291          -                 -         1,291
  Series D preferred stock issued         -          -          3          -      2,389          -                 -         2,389
  Preferred stock conversions to
    common stock:
       Series B preferred stock       1,410         14         (2)         -        (14)         -                 -             0
       Series C preferred stock         388          4          -          -         (4)         -                 -             0
       Series D preferred stock         674          7         (1)         -         (7)         -                 -             0
  Series B preferred stock
   redemption                             -          -         (1)         -     (1,100)         -                 -        (1,100)
  Preferred stock accretion
   adjustments                            -          -          -          -        547       (547)                -             0
  Preferred stock dividends               7          -          -          -          9       (124)                -          (115)
  Repurchase of common stock         (1,100)       (11)         -          -     (1,302)         -                 -        (1,313)
  Stock options exercised                38          1          -          -         40          -                 -            41
  Net loss                                -          -          -          -          -    (12,876)                -       (12,876)
                                   --------   --------   --------   --------   --------   --------          --------      --------

BALANCE, December 31, 1999            8,952   $     90          3        $ -   $ 34,525   $(31,426)                -      $  3,189
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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      Consolidated Statements Of Cash Flows
                                 (In Thousands)

                                                                       For the Year   For the Year   For the Year
                                                                           Ended          Ended          Ended
                                                                        December 31,    December 31,   December 31,
                                                                           1999           1998            1997
                                                                        ------------  ------------   --------------
OPERATING ACTIVITIES:
  Net loss                                                               ($12,876)     ($ 4,338)     ($ 1,935)
   Adjustments to reconcile net loss to
    cash flows used for operating activities -
   Depreciation and amortization                                            1,194           936           889
   Loss on sale of assets                                                       -             -             2
   Provision for inventory obsolescence                                     1,170           571           112
   Write down inventory to market value                                     3,318             -             -
   Write down assets to market value                                        1,337             -             -
   Book value of fixed assets charged to cost of sales                          -            26           424
   Provision for bad debts                                                    198             -             9
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                            470           875        (2,106)
     Inventories                                                               29           376        (5,574)
     Prepaid expenses and other                                              (272)         (224)           14
     Accounts payable and accrued expenses                                    309          (171)          492
     Customer deposits                                                          -          (157)          157

                                                                         --------      --------      --------

     Net cash used for operating activities                                (5,123)       (2,106)       (7,516)
                                                                         --------      --------      --------

INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                                    -             -        (1,042)
  Release of restricted investments                                           700           300             -
  Proceeds from sale of available-for-sale securities                           -             -         4,013
  Inventory (capitalized for use in) returned from gaming operations         (511)          363        (2,028)
  Purchases of property and equipment                                         (77)         (255)         (388)
  Purchases of intangible assets                                             (150)         (500)            -
                                                                         --------      --------      --------

     Net cash provided by (used for) investing activities                     (38)          (92)          555
                                                                         --------      --------      --------

FINANCING ACTIVITIES:
  Proceeds from financing agreements                                        2,028           955           873
  Payments on long-term obligations                                          (840)         (402)          (67)
  Preferred stock dividends paid                                             (125)          (60)          (64)
  Net proceeds from sale of common stock                                       40             -             -
  Net proceeds from sale of preferred stock                                 3,681         2,804         3,744
  Payment to redeem preferred stock                                        (1,100)            -             -
                                                                         --------      --------      --------

     Net cash provided by financing activities                              3,684         3,297         4,486
                                                                         --------      --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,477)        1,099        (2,475)

CASH AND CASH EQUIVALENTS, beginning of period                              1,617           518         2,993
                                                                         --------      --------      --------

CASH AND CASH EQUIVALENTS, end of period                                 $    140      $  1,617      $    518
                                                                         ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for interest                                                 $    214      $     80      $      1
                                                                         ========      ========      ========
  Cash paid (refund received) for income taxes                           $      1           ($1)          ($3)
                                                                         ========      ========      ========
  Noncash transactions:
     Preferred Stock converted to common stock                           $  2,957            $-      $  4,000
                                                                         ========      ========      ========
     Preferred Stock dividends paid with common stock                    $      9            $-      $     12
                                                                         ========      ========      ========
     Notes payable issued to redeem common stock                         $  1,313            $-            $-
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

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc.("Equitex"), which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the Company will retain 25% of the surviving corporation to the Merger on a post-merger basis. As a condition to the Merger, concurrent with the merger, the Company must divest substantially all of its gaming assets. (See Note 11 - Agreement for Merger and Note 12 - Subsequent Events - Gaming Asset Divestiture Agreement).

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

The Company has experienced negative cash flow from operations of $5.1 million, $2.1 million and $7.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. As of July 25, 2000, the Company had cash of approximately $236. The Company estimates that its cash and anticipated funds from operations will be adequate to fund cash requirements through August 2000. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully complete any such future development and introduction if the Merger is not completed. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

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

                                              Useful Life                  1999         1998
                                              ------------               ------        -------

       Office equipment                       5 years                     $899           $942
       Display games                          5 years                      142            142
       Gaming operations equipment            2.5 years                    790            543
       Manufacturing equipment                5 years                      359            358
       Leasehold improvements                 Life of                      317            307
                                              lease
                                                                        ------        -------
         Total property and equipment                                    2,507          2,292
         Less:  Accumulated depreciation                                (1,482)          (903)
                   Write down to market value                             (318)           - -
                                                                        ------        -------
             Total property and equipment, net                            $707         $1,389
                                                                        ======         ======

INVENTORIES

Inventories are recorded at the lower of cost or market value. Cost is determined according to the first-in, first-out accounting method. Inventories consisted of the following at December 31:

                                                                            1999         1998
                                                                      ----------    ---------
       Game components and parts                                          $5,320       $5,021
       Work in process                                                       418          231
       Finished goods                                                      3,926        4,939
       Inventory reserves                                                 (1,770)        (947)
       Write down to market value                                         (3,318)          --
                                                                      ----------    ---------
          Total inventories, net                                          $4,576       $9,244
                                                                      ==========    =========

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

At December 31, 1999, the following concentrations of credit risk existed:

             Nevada                                         34%
             Arizona                                        24%
             Canada                                         14%
             Colorado                                       13%
             Australia                                       7%
             Palestine                                       6%
             Other                                           2%
                                                        ------
                 Total                                     100%
                                                        ======


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

LONG-LIVED ASSETS

During 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" - (SFAS No.121). SFAS No.121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets and certain identifiable intangibles and goodwill either to be held or disposed of.

Management reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For assets which produce future cash flows, an estimate of undiscounted future cash flows is compared to the carrying amount to determine if an impairment exists. For assets which do not produce quantifiable future cash flows, such as intangibles, impairment is measured at the enterprise level. At December 31, 1999, the carrying values of long-lived assets were evaluated, and taking into consideration the planned sale of the gaming assets to Xertain, Inc. which is a prerequisite to the proposed merger with nMortgage.com, the carrying values were reduced to reflect the amount expected to be realized upon the closing of the asset sale and merger. The total impairment amount of $1,337, which is presented separately on the face of the statement of operations, was attributable to the write-down to market value of property and equipment in the amount of $318 and intangible assets in the amount of $1,019. No impairment existed at December 31, 1998.


2.      RELATIONSHIP WITH LAKES GAMING, INC.:

Lakes Gaming, Inc. ("LGI") (formerly Grand Casinos, Inc.) is in the business of managing and developing casinos. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of LGI, and was Chief Executive Officer of LGI from October 1991 through March 1998. Mr. Berman served on the Board of Directors of the Company until July 16, 1999. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's multi-station blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under a 1998 agreement between the Company and LGI, used multi-player machines which LGI previously purchased from the Company could be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games could be applied to the purchase of one new Bonus Streak game from the Company and with minimum proceeds of $5,000 to be credited to LGI for each game sold by the Company. During 1998, LGI submitted 15 such used multi-player games to the Company for sale under the consignment agreement. In the first quarter of fiscal 1999, the Company delivered 5 Bonus Streak games to casinos managed by LGI in exchange for the used multi-player games submitted to the Company for sale under this agreement. The Company made sales of six Bonus StreakTM games and no multi-player machine sales to LGI during 1998 and no machine sales in 1999.

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

              Years Ending December 31,               Estimated
                                                       Receipts
              2000                                         $188
              2001                                          111
              2002                                          110
              2003                                           47
                                                     ----------
                 Total                                     $456
                                                     ==========




5.      INTANGIBLE ASSETS:

Intangible assets consisted of the following at December 31:

                                              Useful Life                    1999          1998
                                              -----------             ------------   ----------
       Product patent and technology rights   5 to 10                       $3,082       $2,832
                                              years
       Nevada distribution rights             10 years                         250          250
                                                                      ------------   ----------
          Total intangible assets                                            3,332        3,082
          Less: accumulated amortization                                    (1,548)      (1,205)
                   write down to market value                               (1,019)         - -
                                                                      ------------   ----------
                Total intangible assets, net                                  $765       $1,877
                                                                      ============   ==========

Amortization recorded for intangibles was $977, $352 and $352 in the years ended December 31, 1999, 1998, and 1997, respectively.

During 1998, the Company entered into agreements with various companies to acquire rights to technology and intellectual property for use in games which the Company intends to develop, manufacture and market.

Under an agreement with Quick Silver Development Co. Inc ("Quick Silver"), a California corporation, the Company purchased the Patent and Technology for a game concept entitled "Revolving Rings Gaming Apparatus", for a purchase price of $50. The Company will also pay a per day game fee to Quick Silver for gaming devices embodying the Patent technology and placed in locations under participation agreements between the location and the Company. The per day game fees will vary based upon the number of games placed and are subject to regulatory approval. The $50 cost of this patent and technology was fully written down in 1999 based on management's estimation that no economic benefit would be realized in the future.

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

The Company purchased rights to intellectual property related to two game concepts developed by Gametronics for a purchase price of $500. A note receivable from Gametronics in the amount of $400 was converted and applied toward payment of the purchase price. The Company will also pay game fees to Gametronics for gaming devices embodying the game concept sold or placed in locations under participation agreements between the location and the Company. The game fees for sold games will be at a fixed fee and per day games fees for games placed under participation agreements will vary based upon the number of games placed and are subject to regulatory approval. The rights acquired allow the Company to develop, manufacture, market and distribute the games in Nevada and Mississippi. The $500 cost of this intellectual property was fully written down in 1999 based on management's estimation that no economic benefit would be realized in the future.


Under a purchase agreement with Metropolitan Gaming LLC ("Metropolitan"), the Company purchased a sublicense for rights to use three dimensional projection technology in one if its gaming machine products, for a purchase price of $100. The Company will also pay a per day signage technology fee to Metropolitan for gaming devices embodying the technology and placed in locations under participation agreements between the location and the Company. The per game signage technology fees will vary based upon the total number of games placed utilizing the three dimensional projection technology and are subject to regulatory approval. The $100 cost of this sublicense was fully written down in 1999 based on management's estimation that no economic benefit would be realized in the future.

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

The following table represents the estimated future payments of notes payable at December 31, 1999:

              Years Ending December 31,               Estimated
                                                       Payments
              2000                                         $592
              2001                                          213
              2002                                        1,599
              2003                                            5
              2004                                        1,314
                                                       ---------
                 Total                                   $3,723
                                                       =========

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

The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. As of July 25, 2000, the registration statement relating to such Common Stock had not yet been declared effective. A majority of the Company's holders of Series D Convertible Preferred Stock agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment due for liquidated damages resulting from the delay in having such registration statement declared effective.

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

                                                                     1999           1998
                                                                     ----           ----
       Net loss:                       As reported               $(13,547)      $(4,710)
                                       Pro forma                 $(14,341)      $(5,420)
       Primary and fully-diluted EPS:  As reported                 $(1.80)       $(0.63)
                                       Pro forma                   $(1.91)       $(0.72)


A summary of the status of the 1992 Employee Stock Option and Compensation Plan at December 31, 1999, 1998 and 1997, and changes during the periods then ended is presented in the tables and narrative below:

                          December 31, 1999       December 31, 1998        December 31, 1997
                        ----------------------   ---------------------   ----------------------
                                     Wtd Avg                  Wtd Avg                   Wtd Avg
                          Number    Ex Price      Number     Ex Price        Number    Ex Price
                        ----------- ----------   ---------- ----------   ----------- ----------
Outstanding at
beginning of period       610,000       $1.56      825,400      $4.69      606,500       $4.67
  Granted                 250,000        2.06      550,400       1.14      271,550        4.75
  Exercised                  -           -            -          -            -           -
  Forfeited              (115,000)       2.87     (765,800)      4.63      (52,650)       4.91
  Expired                    -           -            -          -            -           -
                        ---------                 --------                --------
Outstanding at end of
period                    745,000       $1.53      610,000      $1.56      825,400       $4.69
                        =========                 ========                ========
Exercisable at end of
period                    383,000       $1.30      361,800      $1.74      290,933       $4.61
Weighted average fair
value of options
granted on grant date      $1.76                    $0.83                   $2.91


               Detail composition of options outstanding December 31, 1999:
         -------------------------------------------------------------------------
                                               Avg. contractual
             Options            Exercise        life remaining         Options
           outstanding           price             (Years)           exercisable
         ----------------     -------------    -----------------     -------------
                  35,000             $4.00                 4.29            35,000
                 300,000              1.00                 9.00           258,000
                 160,000              1.13                 8.96            90,000
                 250,000              2.06                 9.71                 -
                 -------                                                 --------
                 745,000                                                  383,000
                 =======                                                 ========

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

A summary of the status of the 1998 Non-Executive Stock Option Plan at December 31, 1999 and 1998 and changes during the periods then ended is presented in the table and narrative below:

                           December 31, 1999           December 31, 1998
                        ------------------------    -------------------------
                                      Wtd Avg                     Wtd Avg
                          Number     Ex Price          Number     Ex Price
                        ----------- ------------    ------------ ------------
Outstanding at
beginning of period       313,050       $1.11               -       $ -
  Granted                 194,250        1.64         313,050         1.11
  Exercised               (37,600)       1.07            -            -
  Forfeited               (55,075)       1.14            -            -
  Expired                    -           -               -            -
                          -------                     -------
Outstanding at end of
period                    414,625       $1.36         313,050        $1.11
                          =======                     =======
Exercisable at end of
period                    130,000       $1.23         102,750        $1.11
Weighted average fair
value of options
granted on grant date       $1.27                      $0.81




               Detail composition of options outstanding December 31, 1999:
         -------------------------------------------------------------------------
                            Avg. contractual
             Options            Exercise        life remaining         Options
           outstanding            price            (Years)           exercisable
         ----------------     -------------    -----------------     -------------
                  83,350             $1.13                 8.96            32,875
                  70,525              1.18                 8.96            33,125
                  69,150              1.06                 8.96            21,350
                  25,700              1.00                 9.00            12,300
                   8,750              1.13                 9.00             6,350
                  20,000              1.25                 9.38             4,000
                  94,650              1.82                 9.50            15,000
                  25,000              1.88                 9.58             5,000
                  17,500              1.88                 9.83               - -
                 -------                                                  -------
                 414,625                                                  130,000
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

A summary of the status of the Directors Option Plan at December 31, 1999, 1998 and 1997, and changes during the periods then ended is presented in the table and narrative below:

                          December 31, 1999       December 31, 1998        December 31, 1997
                        ----------------------   ---------------------   ----------------------
                                     Wtd Avg                 Wtd Avg         Number   Wtd Avg
                          Number    Ex Price      Number     Ex Price                 Ex Price
                        ----------- ----------   ---------- ----------   ----------- ----------
Outstanding at
beginning of period        10,000       $5.13       40,000      $5.06         -         $ -
  Granted                  99,000        1.42         -          -          40,000        5.06
  Exercised                  -           -            -          -            -           -
  Forfeited               (10,000)       5.13      (30,000)      5.04         -           -
  Expired                    -           -            -          -            -           -
                          -------                  -------                  -----
Outstanding at end of
period                     99,000       $1.42       10,000      $5.13       40,000       $5.06
                          =======                  =======                 ======
Exercisable at end of
period                     15,000       $1.00       10,000      $5.13       10,000       $5.06
Weighted average fair
value of options
granted on grant date      $1.09                   $ -                      $3.80



               Detail composition of options outstanding December 31, 1999
         -------------------------------------------------------------------------
                                                Avg. contractual
             Options            Exercise         life remaining         Options
           outstanding            price              (Years)          exercisable
         ----------------     -------------    -----------------     -------------
                  60,000             $1.00                 9.29            15,000
                  39,000              2.06                 9.71               - -
                  ------                                                   ------
                  99,000                                                   15,000
                  ======                                                   ======

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

The Company has issued stock purchase warrants with a variety of terms and conditions. The following table summarizes stock purchase warrant transactions during the period:

                                                              Exercise
                                                 Number        Prices
                                               ---------   --------------
             Outstanding December 31, 1996      602,500     6.90 - 13.00
                Granted                                -                -
                Exercised                              -                -
                Canceled/Expired                       -                -
                                               ---------   --------------
              Outstanding December 31, 1997      602,500     6.90 - 13.00
                Granted                            5,000             3.19
                Exercised                              -                -
                Canceled/Expired                (325,000)    6.90 - 13.00
                                               ---------   --------------
              Outstanding December 31, 1998      282,500     3.19 - 13.00
                Granted                        1,285,000     1.063 - 2.75
                Exercised                              -                -
                Canceled/Expired                (177,500)    7.00 - 13.00
                                               ---------   --------------
              Outstanding December 31, 1999    1,390,000   $1.063 - $9.00
                                               =========   ==============

At December 31, 1999, 930,000 warrants were exercisable. The warrants expire at various dates through October, 2004.


8.      INCOME TAXES:

The provision for income taxes consists of the following components:

                                       For the Year   For the Year    For the Year
                                           Ended          Ended          Ended
                                       Dec. 31, 1999  Dec. 31, 1998  Dec. 31, 1997
                                       -------------  -------------- ---------------
Current:
   Federal                                       $ -            $ -             $ -
   State                                           -              -               -
                                       -------------  -------------- ---------------
      Subtotal                                     -              -               -
Deferred                                           -              -               -
                                       -------------  -------------- ---------------
      Total                                      $ -            $ -             $ -
                                       =============  ============== ===============



The tax effects of temporary differences giving rise to the deferred items are as follows for the years ended December 31:

                                                                          1999        1998
                                                                        ------      ------
           Deferred tax assets:
           Net operating loss carry forwards                            $8,087      $4,783
              Inventory reserves                                         2,045       1,255
              Other                                                        597         252
                                                                        ------      ------
                 Total deferred tax assets                              10,729       6,290
                   Valuation allowance                                 (10,729)     (6,290)
                                                                        ------      ------
                 Deferred tax assets, net of                             $   -       $   -
                  allowance                                             ======      ======

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

As an additional condition to the Merger, concurrent with the merger, the Company must divest substantially all of its gaming assets (See Note 12 - Subsequent Event - Gaming Asset Divestiture Agreement). The closing of the Merger is subject to, among other things, obtaining approval of the Company's shareholders and of certain governmental authorities, as well as other customary pre-closing conditions.

12.     SUBSEQUENT EVENTS:

GAMING ASSET DIVESTITURE AGREEMENT

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

SECURITIES AND EXCHANGE COMMISSION LETTER OF COMMENT

On June 30, 2000 the U.S. Securities and Exchange Commission ("SEC") issued a letter of comment to the Company. Comments included in this letter related to their review of the Company's report on Form 10-K for the year ended December 31, 1999 (the "December 31, 1999 10-K") filed on March 30, 2000, Amendment No. 1 to a Registration Statement on Form S-3 filed on May 24, 2000, and Amendment No. 1 to Schedule 14A filed on May 12, 2000, which related to the merger with nMortgage and the divestiture of the gaming assets as previously described. Based on those comments, certain revisions have been made to the December 31, 1999 10-K filed by the Company. These revisions include enhancement to certain notes to provide clarification on selected events occurring during the year. The most significant of the revisions relate to the presentation of the December 31, 1999 financial statements. The statements, as originally filed in the December 31, 1999 10-K, presented the sale of the gaming assets as discontinued operations in accordance with the Accounting Principles Board ("APB") No 30. Comments made by the SEC suggested that this transaction should not be presented in this manner until shareholder approval has been obtained. While management believes its original presentation is in accordance with professional standards, the accompanying consolidated balance sheets and consolidated statements of operations, shareholder's equity and cash flows have been revised in accordance with the request made by the SEC.



             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 Schedule II - Valuation and Qualifying Accounts
                                 (In Thousands)

Description                             Balance    Charged to   Amount    Balance
-----------                            Beginning   Costs and   Written     End of
                                       of Period   Expenses      Off      Period
                                       ---------- ------------ --------- ----------
Reserve for inventory obsolescence
   and write down to market value:

 For the year ended 12/31/97             $ 1,893         $112    $1,124       $881

 For the year ended 12/31/98                 881          571       505        947

 For the year ended 12/31/99                 947        4,488       347      5,088

                                                    Charged/
Description                             Balance    (Credited)      Amount    Balance
-----------                            Beginning    to Costs      Written    End of
                                       of Period   and Expenses     Off      Period
                                       ---------- ------------- ---------  ---------
Allowance for doubtful notes
  and accounts receivable:

 For the year ended 12/31/97                $148        $(48)        $ -      $100

 For the year ended 12/31/98                 100            -         15        85

 For the year ended 12/31/99                  85          198          3       280

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                                                   Page
                                                                                   ----
Report of Independent Public Accountants - Kafoury, Armstrong & Co  . . . . .       15

Consolidated Balance Sheets as of December 31, 1999 and 1998  . . . . . . . .       16

Consolidated Statements of Operations for the years ended December 31, 1999,
1998  and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

Consolidated Statements of Stockholders' Equity for the years ended December
31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

Consolidated Statements of  Cash Flows for the years ended December 31, 1999,
1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . .      20


 (a)(3) Exhibits

3.1(a) Articles of Incorporation, as amended (Incorporated herein by reference to Exhibit 3.1 to the Company's registration Statement on Form SB-2
        (File No. 33-61492C)  (the "SB-2")
3.1(b)  Certificate of Designation relating to Series B Convertible Preferred
        Stock (Incorporated herein by reference to Exhibit 4 to the Company's report on Form 10-Q for the quarter ended March 31, 1998) (the "March
        31, 1998 10-Q")
3.1(c)  Certificate of Designation relating to Series C Convertible Preferred
        Stock (Incorporated herein by reference to Exhibit 3.1(d) to the Company's Registration Statement on Form S-3 filed August 3, 1999)
3.1(d)  Certificate of Designation relating to Series D Convertible Preferred
        Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed January 13, 2000)
3.2     Bylaws (Incorporated herein by reference to Exhibit 3.2 to the SB-2)
10.1 1992 Stock Option and Compensation Plan, as amended (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed April 24,
        1997) +
10.2    Exclusive Distributorship Agreement between the Company and Aristocrat
        Leisure Industries PTY LTD dated February 7, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's December 31,1995 10-K)
10.3    Assignment between the Company, NANAO and IREM dated February 2, 1996
        (Incorporated herein by reference to Exhibit 10.19 to the Company's
        December 31, 1995 10-K)
10.4    Exclusive Distributorship Agreement between the Company and Ludi S.F.M.
        dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.24 to the Company's December 31, 1995 10-K)
10.5 Exclusive Distributorship Agreement between the Company and S.A.M. EURSA dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.25 to the Company's December 31, 1995 10-K)
10.6 Product Development and Revenue Sharing Agreement between the Company and IGT, dated November 18, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended December 31, 1996) (the "December 31, 1996 10-K")
10.7    Lease agreement between the Company and Dermody Properties, dated
        July 9, 1996 (Incorporated herein by reference to Exhibit 10.20 to the Company's December 31, 1996 10-K)
10.8 Loan Agreement between the Company and Finova Capital Management dated as of April 13, 1998 (Incorporated herein by reference to Exhibit 10.1 to the Company's March 31, 1998 10-Q)
10.9 Form of Subscription Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed August 3, 1999)
10.10 Securities Purchase Agreement dated October 13, 1999 (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration
        Statement on Form S-3 filed January 13, 2000)
10.11 Form of Registration Rights Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration
        Statement on Form S-3 filed August 3, 1999)
10.12   Form of Registration Rights Agreement dated October 13, 1999
        (Incorporated herein by reference to Exhibit 10.2 to the Company's
        Registration Statement on Form S-3 filed January 13, 2000)
10.13   1997 Director Stock Option Plan (Incorporated herein by reference to
        Annex A to the Company's Schedule 14A filed April 24, 1997)
10.14 1998 Non-Executive Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.17 to the Company's report on Form 10-K for the fiscal year ended December 31,1998) (the "December 31, 1998 10-K")
10.15   Agreement between the Company and Edward G. Stevenson dated January 1,
        1999 (Incorporated herein by reference to Exhibit 10.18 to the Company's December 31, 1998 10-K)
10.16 Agreement and Plan of Merger dated December 31, 1999, by and among nMortgage Inc., Equitex Inc., Innovative Gaming Corporation of America and IGCA Acquisition Corp, (Incorporated herein by reference to Annex
        B to the Company's Schedule 14A filed  March 1, 2000)
21 List of Subsidiaries (Incorporated herein by reference to Exhibit 21 to the Company's December 31, 1998 10-K)

23      Consent of Kafoury, Armstrong & Co.

27 Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

+Agreement relates to Executive Compensation

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


                                 INNOVATIVE GAMING CORPORATION OF AMERICA
                                 Registrant



Date: August 7, 2000             By: /s/  Ronald A. Johnson
                                     ----------------------
                                 Name: Ronald A. Johnson
                                 Title:Chief Executive Officer and Chairman


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 7, 2000.

               Name                          Title
               ----                          ----
/s/  Ronald A. Johnson            Chief Executive Officer, Chief Financial
----------------------            Officer and Chairman
        Ronald A. Johnson         (principal executive officer,
                                  principal accounting officer)


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
3.1(a)  Articles of Incorporation, as amended (Incorporated herein by reference to Exhibit 3.1 to the  Company's registration Statement on Form SB-2
        (File No. 33-61492C)  (the "SB-2")
3.1(b)  Certificate of Designation relating to Series B Convertible Preferred
        Stock (Incorporated herein by reference to Exhibit 4 to the Company's report on Form 10-Q for the quarter ended March 31, 1998) (the "March
        31, 1998 10-Q")
3.1(c)  Certificate of Designation relating to Series C Convertible Preferred
        Stock (Incorporated herein by reference to Exhibit 3.1(d) to the
        Company's Registration Statement on Form S-3 filed August 3, 1999)
3.1(d)  Certificate of Designation relating to Series D Convertible Preferred
        Stock (Incorporated herein by reference to Exhibit 3.1 to the
        Company's Registration Statement on Form S-3 filed January 13, 2000)
3.2     Bylaws (Incorporated herein by reference to Exhibit 3.2 to the SB-2)
10.1    1992 Stock Option and Compensation Plan, as amended (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed April 24,
        1997) +
10.2    Exclusive Distributorship Agreement between the Company and Aristocrat
        Leisure Industries PTY LTD dated February 7, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's December 31,1995 10-K)
10.3    Assignment between the Company, NANAO and IREM dated February 2, 1996
        (Incorporated herein by reference to Exhibit 10.19 to the Company's
        December 31, 1995 10-K)
10.4    Exclusive Distributorship Agreement between the Company and Ludi S.F.M.
        dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.24 to the Company's December 31, 1995 10-K)
10.5    Exclusive Distributorship Agreement between the Company and S.A.M. EURSA dated March 5, 1996 (Incorporated herein by reference to Exhibit 10.25 to the Company's December 31, 1995 10-K)
10.6    Product Development and Revenue Sharing Agreement between the Company and IGT, dated November 18, 1996 (Incorporated herein by reference to
        Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended December 31, 1996) (the "December 31, 1996 10-K")
10.7    Lease agreement between the Company and Dermody Properties, dated
        July 9, 1996 (Incorporated herein by reference to Exhibit 10.20 to the
        Company's December 31,  1996 10-K)
10.8    Loan Agreement between the Company and Finova Capital Management dated as of April 13, 1998 (Incorporated herein by reference to Exhibit 10.1 to the Company's March 31, 1998 10-Q)
10.9    Form of Subscription Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on
        Form S-3 filed August 3, 1999)
10.10   Securities Purchase Agreement dated October 13, 1999 (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration
        Statement on Form S-3 filed January 13, 2000)
10.11   Form of Registration Rights Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration
        Statement on Form S-3 filed August 3, 1999)
10.12   Form of Registration Rights Agreement dated October 13, 1999
        (Incorporated herein by reference to Exhibit 10.2 to the Company's
        Registration Statement on Form S-3 filed January 13, 2000)
10.13   1997 Director Stock Option Plan (Incorporated herein by reference to
        Annex A to the Company's Schedule 14A filed April 24, 1997)
10.14   1998 Non-Executive Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.17 to the Company's report on Form 10-K for the fiscal year ended December 31,1998) (the "December 31, 1998 10-K")
10.15   Agreement between the Company and Edward G. Stevenson dated January 1,
        1999 (Incorporated herein by  reference to Exhibit 10.18 to the
        Company's December 31, 1998 10-K)
10.16   Agreement and Plan of Merger dated December 31, 1999, by and among
        nMortgage Inc., Equitex Inc., Innovative Gaming Corporation of America
        and IGCA Acquisition Corp, (Incorporated herein by reference to Annex
        B to the Company's Schedule 14A filed  March 1, 2000)
21      List of Subsidiaries (Incorporated herein by reference to Exhibit 21 to the
        Company's December 31, 1998 10-K) 23 Consent of Kafoury, Armstrong & Co.
27      Financial Data Schedule - which is only submitted electronically to the
        Securities and Exchange Commission for EDGAR information purposes.

+Agreement relates to Executive Compensation

(b) Reports on Form 8-K

On October 25, 1999, the Company filed a Form 8-K to report signing of a letter of intent to acquire an internet mortgage company.