Form 10-Q/A
period 2000-03-31
INNOVATIVE GAMING CORP OF AMERICA
filed 2000-08-10
CIK 897795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-Q/A No. 1


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the transition period from _____________ to  _________.


                         Commission file number 0-22482.


                    INNOVATIVE GAMING CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Minnesota                                  41-1713864
--------------------------------          --------------------------------------
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

On June 30, 2000 the U.S. Securities and Exchange Commission ("SEC") issued a letter of comment to the Company. Comments included in this letter related to their review of the Company's report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000, Amendment No. 1 to a Registration Statement on Form S-3 filed on May 24, 2000, and Amendment No. 1 to Schedule 14A filed on May 12, 2000, which related to the merger with nMortgage and the sale of the Company's gaming manufacturing assets to Xertain, Inc. Based on those comments, certain revisions have been made to the March 31, 2000 Form 10-Q filed by the Company. The statements, as originally filed in the March 31, 2000 Form 10-Q, presented the sale of the gaming assets as discontinued operations in accordance with the Accounting Principles Board ("APB") No 30. Comments made by the SEC suggested that this transaction should not be presented in this manner until shareholder approval has been obtained. While management believes its original presentation is in accordance with professional standards the accompanying consolidated balance sheets and consolidated statements of operations, shareholder's equity and cash flows have been revised in accordance with the request made by the SEC.


                                Form 10-Q/A Index
                                 March 31, 2000


Part I:               Financial Information

Item 1.               Financial Statements

                      Consolidated Condensed Balance Sheets -
                      March 31, 2000 (Unaudited) and December 31, 1999         3

                      Consolidated Condensed Statements of
                      Operations - for the three months ended
                      March 31, 2000 and 1999 (Unaudited)                      4

                      Consolidated Condensed Statements of Cash
                      Flows - for the three months ended March 31,
                      2000 and 1999 (Unaudited)                                5

                      Notes to Consolidated Condensed
                      Financial Statements                                     6

Item 2.               Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                              12

Part II:              Other Information

Item 1.               Legal Proceedings                                       17

Item 6.               Exhibits and Reports on Form 8-K                        17

                      Signatures                                              18

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS


                                                                               March 31,    December 31,
                                                                                 2000           1999
                                                                               --------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    412       $    140
  Accounts receivable                                                               339            759
  Current portion of notes receivable                                               117            188
  Inventories                                                                     4,324          4,576
  Prepaid expenses and other                                                        525            655
                                                                               --------       --------
     Total current assets                                                         5,717          6,318

NOTES RECEIVABLE, LESS CURRENT PORTION                                              269            268
PROPERTY AND EQUIPMENT, NET                                                         558            707
INTANGIBLE ASSETS, NET                                                              683            765
                                                                               --------       --------

              TOTAL ASSETS                                                     $  7,227       $  8,058
                                                                               ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                             $    365       $    585
  Accrued liabilities                                                               445            561
  Notes payable - current portion                                                   585            592
  Customer deposits                                                                 732             --
                                                                               --------       --------
     Total current liabilities                                                    2,127          1,738

  Notes payable - net of current portion                                          2,917          3,131
                                                                               --------       --------

    Total liabilities                                                             5,044          4,869
                                                                               --------       --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 30 and 280 shares outstanding, respectively            --             --
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 900 shares outstanding                                 --             --
   Series D convertible preferred stock, $.01 par value, nonvoting,
     3,000 shares authorized, 1,612.5 shares outstanding                             --             --
  Common stock, $.01 par value, 100,000,000 shares authorized,
   9,128,447 and 8,952,366 shares issued and outstanding, respectively               91             90
  Additional paid-in capital                                                     34,965         34,525
  Accumulated deficit                                                           (32,873)       (31,426)
                                                                               --------       --------

     Total stockholders' equity                                                   2,183          3,189
                                                                               --------       --------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  7,227       $  8,058
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


                                                              Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           2000           1999
                                                         -------        -------
SALES                                                    $ 1,388        $   825

COST OF SALES                                              1,102          1,029
                                                         -------        -------

    Gross profit/(loss)                                      286           (204)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                1,206          1,459
                                                         -------        -------

    Loss from operations                                    (920)        (1,663)

INTEREST INCOME, NET                                         (83)            15
                                                         -------        -------

NET LOSS                                                  (1,003)        (1,648)

   Preferred stock accretion adjustment                      408             --
   Preferred stock dividends                                  36             29
                                                         -------        -------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             $(1,447)       $(1,677)
                                                         =======        =======


BASIC - LOSS PER SHARE OF COMMON STOCK                   $ (0.16)       $ (0.22)
                                                         =======        =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                 8,977          7,505
                                                         =======        =======


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Three Months
                                                                             Ended March 31,
                                                                          ---------------------
                                                                            2000          1999
                                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                ($1,003)      ($1,648)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                              231           245
   Provision for inventory obsolescence                                        --           105
   Changes in operating assets and liabilities                              1,206           356
                                                                          -------       -------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES                        434          (942)
                                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations           --          (158)
  Purchases of property and equipment                                          --           (13)
  Purchase of intangible assets                                                --          (100)
                                                                          -------       -------

     Cash flows used in investing activities                                   --          (271)
                                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends paid                                              (37)          (29)
  Proceeds from sale of common stock                                           32            --
  Payments on long-term obligations                                          (157)         (128)
                                                                          -------       -------

     Cash flows used in financing activities                                 (162)         (157)
                                                                          -------       -------

DECREASE IN CASH AND CASH EQUIVALENTS                                         272        (1,370)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                140         1,617
                                                                          -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   412       $   247
                                                                          =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                               $    83       $    24
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


(2)  COMMITMENTS AND CONTINGENCIES

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc., which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the Company will retain 25% of the surviving corporation to the Merger on a post-merger basis. As a condition to the Merger, concurrent with the Merger, the Company must divest substantially all of its gaming assets. (See Note 8 - Agreement for Merger and Note 9 - Asset Divestiture Agreement).

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


(6)  PREFERRED STOCK PRIVATE PLACEMENTS

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000 prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of thirty dollars being recorded as Series B Preferred Stock, and the balance of approximately $3.0 million is included in Additional Paid-in-Capital. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion. Each share of Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135% of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event a holder of Series B Preferred Stock is unable to convert shares of Preferred Stock into Common Stock at a discount because 1,505,000 shares have been issued at a discount, then the Company may either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Convertible Preferred Stock in an amount equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Series B Preferred Stock at 115% of par in cash. On June 1, 1999, the Company redeemed $1,100,000 of the Series B Preferred Stock at 100% of par in cash. As of March 31, 2000, shares representing $1,870,000 of Series B Preferred Stock had been converted into Common Stock, and the remaining outstanding balance of $30,000 of Series B Preferred Stock is convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Series B Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Series B Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

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

As an additional condition to the Merger, concurrent with the merger, the Company must divest substantially all of its gaming assets (See Note 9 - Gaming Asset Divestiture Agreement). The closing of the Merger is subject to, among other things, obtaining approval of the Company's shareholders and of certain governmental authorities, as well as other customary pre-closing conditions.


(9) GAMING ASSET DIVESTITURE AGREEMENT

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

In addition to various standard conditions of closing, the Gaming Asset Divestiture is subject to the simultaneous closing of the Merger, shareholder approval and the termination of various employment agreements of certain key employees of IGCA. As of May 14, 2000, the Company anticipates the disposal of the gaming equipment manufacturing segment to be completed in July 2000.


(10) SUBSEQUENT EVENT

On June 30, 2000 the U.S. Securities and Exchange Commission ("SEC") issued a letter of comment to the Company. Comments included in this letter related to their review of the Company's report on Form 10-K for the year ended December 31, 1999 (the "December 31, 1999 10-K") filed on March 30, 2000, Amendment No. 1 to a Registration Statement on Form S-3 filed on May 24, 2000, and Amendment No. 1 to Schedule 14A filed on May 12, 2000, which related to the merger with nMortgage and the divestiture of the gaming assets as previously described. Based on those comments, certain revisions have been made to the March 31, 2000 Form 10-Q filed by the Company. The statements, as originally filed in the March 31, 2000 Form 10-Q, presented the sale of the gaming assets as discontinued operations in accordance with the Accounting Principles Board ("APB") No 30. Comments made by the SEC suggested that this transaction should not be presented in this manner until shareholder approval has been obtained. While management believes its original presentation is in accordance with professional standards the accompanying consolidated balance sheets and consolidated statements of operations, shareholder's equity and cash flows have been revised in accordance with the request made by the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc., which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the Company will retain 25% of the surviving corporation to the Merger on a post-merger basis. As a condition to the Merger, concurrent with the Merger, the Company must divest substantially all of its gaming assets. (See Note 8 - Agreement for Merger and Note 9 - Gaming Asset Divestiture Agreement).

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


                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                    MARCH 31, 2000 COMPARED TO MARCH 31, 1999

For the three months ended March 31, 2000, the Company recorded a pretax loss attributable to Common Stock shareholders of $1,447,000, or $.16 per share compared to a loss of $1,677,000, or $.22 per share for the three months ended March 31, 1999. The loss attributable to common shareholders for each period included adjustments for preferred stock dividends and the first quarter of fiscal 2000 included an adjustment for preferred stock accretion. The lower loss in the first quarter of fiscal 2000 was primarily attributable to higher sales volume and lower operating expenses.


SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended March 31, 2000, were $1,388,000 compared to $825,000 recorded in the quarter ended March 31, 1999. This increase in revenues was primarily due to an increase in sales of multi-player games from 7 in 1999 to 17 in 2000. Initial sales of the company's new single player video slot machines also contributed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
              MARCH 31, 2000 COMPARED TO MARCH 31, 1999 - CONTINUED

to the revenue increase. The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three-month periods ended March 31, 2000 and 1999:

                                                Three months ended    Three months ended
                                                  March 31, 2000        March 31, 1999
                                             ----------------------------------------------
              Sales revenue                              $1,388,000                $825,000
                                             ==============================================
              Product line:                  Percentage of revenue:  Percentage of revenue:
                                             ----------------------  ----------------------
                Multi-player games                              71%                     44%
                Single player games                             17%                     17%
                Parts sales and other                            7%                     10%
                Lease participation                              5%                     29%
                                             ----------------------------------------------
                    Total                                      100%                    100%
                                             ==============================================

Overall Company revenues will continue to be volatile due to, among other things, the ability of the Company to continue financing its operations, fluctuations in demand for the Company's current products, market acceptance of new products introduced by the Company and the Company's ability to obtain licensing and successfully market its products in new jurisdictions.

The Company recorded a gross margin 20.6% for the first quarter of 2000 compared to negative gross margin for the first quarter of 1999. The negative gross margin in 1999 was primarily due to unabsorbed labor and overhead costs attributable to low production volume in the first quarter 1999.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended March 31, 2000 was $1,206,000 compared to $1,459,000 for the three months ended March 31, 1999. In 1999 the Company incurred higher expenses related to the Company's efforts to develop/enhance and license its products and introduce those products into new markets.


INTEREST INCOME

In the quarter ended March 31, 2000, net interest expense was $83,000 compared to net interest income of $15,000 in the quarter ended March 31, 1999. Interest expense increased as a result of increased debt and interest income declined due to a decrease in investments in interest bearing accounts.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
              MARCH 31, 2000 COMPARED TO MARCH 31, 1999 - CONTINUED

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $32,873,000 as of March 31, 2000. Due to weaker than expected demand for the Company's current products, the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future short-term results are highly dependent on the consummation of the Merger or, in the event the Merger is not consummated, on the Company's ability to, among other things, finance production and distribution of new products, gain customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process.

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


LIQUIDITY AND CAPITAL RESOURCES-CONTINUED

position. As of May 14, 2000, the Company estimates that if current sales forecasts are met, its cash and anticipated funds from operations will be adequate to fund cash requirements through the date of the Merger, which is presently anticipated for July 2000. However, if current sales forecasts are not met, or if accounts receivables for such sales are not collected as anticipated, or if the closing of the Merger is significantly delayed beyond July 2000, the Company may not have enough cash to fund operations and the Company would have to consider a number of strategic alternatives, including sales of additional capital stock at discounted prices or discontinue operations and/or file for bankruptcy. As of August 7, 2000, the date of this amendment on Form 10-Q/A, the Company estimates that its cash and anticipated funds from operations will be adequate to fund cash requirements through August 2000. As of the date of this amendment, management believes that the shareholder meeting to approve the Merger will be held in the fourth quarter 2000.

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

         None


Item 2.  CHANGES IN SECURITIES

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 10.1 - Form of Amendment to Series D Convertible Preferred Stock Registration Rights Agreement (Previously filed with the original Form 10-Q for the quarter ended March 31, 2000)

              Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

         (b)  Reports on Form 8-K

              On January 6, 2000, the Company filed a Form 8-K to report signing of a definitive agreement whereby the Company will acquire nMortgage, Inc., a majority owned subsidiary of Equitex, Inc., in a tax free exchange of stock.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this amended report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INNOVATIVE GAMING CORPORATION OF AMERICA



                                             /s/ Ronald A. Johnson
                                      -----------------------------------
                                               Ronald A. Johnson
                                            Chief Financial Officer
                                        (Principal Accounting Officer)


Date: August 7, 2000

                                 EXHIBIT INDEX


Exhibit 10.1 Form of Amendment to Series D Convertible Preferred Stock Registration Rights Agreement (Previously filed with the original Form 10-Q for the quarter ended March 31, 2000)

Exhibit 27 Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.