Form 10-Q
period 2000-06-30
INNOVATIVE GAMING CORP OF AMERICA
filed 2000-08-14
CIK 897795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________ to _____________.

Commission file number  0-22482.

                    INNOVATIVE GAMING CORPORATION OF AMERICA
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Minnesota                                41-1713864
   -------------------------------                 -------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

                    4725 Aircenter Circle, Reno, Nevada 89502
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (775) 823-3000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 4, 2000 there were 9,526,319 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                  June 30, 2000


Part I:  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
         June 30, 2000 (Unaudited) and December 31, 1999                       3

         Consolidated Condensed Statements of Operations -
         for the three and six months ended
         June 30, 2000 and 1999 (Unaudited)                                    4

         Consolidated Condensed Statements of Cash Flows -
         for the six months ended
         June 30, 2000 and 1999 (Unaudited)                                    5

         Notes to Consolidated Condensed
         Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                           12

Part II: Other Information

Item 1.  Legal Proceedings                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                               June 30,     December 31,
                                                                                 2000           1999
                                                                               --------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    121       $    140
  Accounts receivable                                                               489            759
  Current portion of notes receivable                                                78            188
  Inventories                                                                     4,374          4,576
  Prepaid expenses and other                                                        459            655
                                                                               --------       --------
     Total current assets                                                         5,521          6,318

NOTES RECEIVABLE, LESS CURRENT PORTION                                              237            268
PROPERTY AND EQUIPMENT, NET                                                         449            707
INTANGIBLE ASSETS, NET                                                              650            765
                                                                               --------       --------
              TOTAL ASSETS                                                     $  6,857       $  8,058
                                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                             $    860       $    585
  Accrued liabilities                                                               284            561
  Notes payable - current portion                                                   387            592
  Customer deposits                                                                 515             --
                                                                               --------       --------
     Total current liabilities                                                    2,046          1,738

  Notes payable - net of current portion                                          2,875          3,131
                                                                               --------       --------
    Total liabilities                                                             4,921          4,869
                                                                               --------       --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 30 and 280 shares outstanding, respectively            --             --
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 900 shares outstanding                                 --             --
   Series D convertible preferred stock, $.01 par value, nonvoting,
     3,000 shares authorized, 1,337.5 shares outstanding                             --             --
  Common stock, $.01 par value, 100,000,000 shares authorized,
   9,526,319 and 8,952,366 shares issued and outstanding, respectively               95             90
  Additional paid-in capital                                                     34,963         34,525
  Accumulated deficit                                                           (33,122)       (31,426)
                                                                               --------       --------
     Total stockholders' equity                                                   1,936          3,189
                                                                               --------       --------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  6,857       $  8,058
                                                                               ========       ========


           See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                        Three Months                Six Months
                                                       Ended June 30,             Ended June 30,
                                                  ----------------------      ---------------------
                                                    2000          1999         2000          1999
                                                  -------       -------       -------       -------
SALES                                             $ 2,387       $ 1,426       $ 3,775       $ 2,251

COST OF SALES                                       1,329         1,435         2,431         2,464
                                                  -------       -------       -------       -------

    Gross profit/(loss)                             1,058            (9)        1,344          (213)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE         1,195         1,744         2,401         3,203
                                                  -------       -------       -------       -------

    Loss from operations                             (137)       (1,753)       (1,057)       (3,416)

INTEREST EXPENSE, NET                                 (82)          (20)         (165)           (5)
                                                  -------       -------       -------       -------

NET LOSS                                             (219)       (1,773)       (1,222)       (3,421)

   Preferred stock accretion adjustment                --            33           408            33
   Preferred stock dividends                           30            28            66            57
                                                  -------       -------       -------       -------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS      $  (249)      $(1,834)      $(1,696)      $(3,511)
                                                  =======       =======       =======       =======


BASIC - LOSS PER SHARE OF COMMON STOCK            $ (0.03)      $ (0.26)      $ (0.18)      $ (0.49)
                                                  =======       =======       =======       =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                          9,414         6,974         9,196         7,238
                                                  =======       =======       =======       =======

           See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Six Months
                                                                              Ended June 30,
                                                                          ---------------------
                                                                           2000          1999
                                                                          -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                ($1,222)      ($3,421)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                              455           531
   Provision for inventory obsolescence                                        --           210
   Changes in operating assets and liabilities                              1,206           989
                                                                          -------       -------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES                        439        (1,691)
                                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations          (33)         (695)
  Release of restricted investments                                            --           550
  Purchases of property and equipment                                          --           (68)
  Purchase of intangible assets                                               (50)         (100)
                                                                          -------       -------

     Cash flows used in investing activities                                  (83)         (313)
                                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends paid                                              (37)          (57)
  Proceeds from sale of common stock                                           33            35
  Proceeds from sale of preferred stock                                        --         1,292
  Payments to redeem preferred stock                                           --        (1,100)
  Proceeds from long-term obligations                                          --         1,550
  Payments on long-term obligations                                          (371)         (238)
                                                                          -------       -------

     Cash flows used in financing activities                                 (375)        1,482
                                                                          -------       -------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (19)         (522)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                140         1,617
                                                                          -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   121       $ 1,095
                                                                          =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                               $   127       $    61
                                                                          =======       =======


           See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

(1)     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

(3)     RELATED PARTY TRANSACTIONS

Lakes Gaming, Inc. ("LGI"), (formerly Grand Casinos, Inc.) which is in the business of owning, managing and developing casinos, is a stockholder of the Company. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of LGI, and was Chief Executive Officer of Grand Casinos, Inc. from October 1991 through March 1998. Mr. Berman served on the Board of Directors of the Company until July 16, 1999. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under a 1998 agreement

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2000
                                   (UNAUDITED)

between the Company and LGI, used multi-player machines which LGI previously purchased from the Company could be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games could be applied to the purchase of one new Bonus Streak game from the Company and with minimum proceeds of $5,000 to be credited to LGI for each game sold by the Company. During 1998, LGI submitted 15 such used multi-player games to the Company for sale under the consignment agreement. In the first quarter of fiscal 1999, the Company delivered 5 Bonus Streak games to casinos managed by LGI in exchange for the used multi-player games submitted to the Company for sale under this agreement. The Company made no machine sales to LGI during the six-month periods ended June 30, 1999 or 2000.

In April 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 700,000 shares of Common Stock from LGI. The Company entered into a Stock Redemption Agreement with LGI pursuant to which the Company redeemed 700,000 shares of Company Common Stock in exchange for a four-year convertible note (the "Lakes Note") and a warrant to purchase 87,500 shares of the Company's Common Stock.

The Lakes Note in the amount of $875,000 is unsecured, pays interest of 5% per annum and is convertible at $1.25 per share (the closing market price of the Company's Common Stock on the date of the issuance of the notes). The Lakes Note could not be converted until April 22, 2000. The exercise price of the warrants is $1.25 per share. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the Lakes Note and the warrant.

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

The Warrant has a term of three years and an exercise price of $1.09375 per share, the closing sales price of the Company's Common Stock on the date of the consummation of the Mills Redemption. Neither the Mills Note may be converted nor the Warrant exercised if, immediately following such conversion or exercise, as the case may be, Mills would beneficially own in excess of 4.9% of the Company's outstanding Common Stock. The Mills Note has "piggyback" registration rights that require the Company to register the shares issuable upon conversion of the Mills Note in the event that the Company files certain types of registration statements with the Securities and Exchange

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2000
                                   (UNAUDITED)

Commission. Pursuant to similar "piggy-back" registration rights, the shares issuable upon exercise of the Warrant were registered on Registration Statement on Form S-3 (Registration No. 333-84413) filed with the Securities and Exchange Commission on August 1, 1999, and amended by Amendment No. 1 to Form S-3 filed on September 23, 1999. In February 2000, a group of investors including Wayne Mills and Henry Fong, Chairman and Chief Executive Officer of nMortgage, acquired the Lakes Note.

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

(5)     EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" - (SFAS No. 128). The earnings per share data for the periods presented is based on weighted average common shares outstanding, which is equivalent to "basic" earnings per share as calculated under SFAS No. 128. Diluted earnings per share is not presented because the resulting earnings per share would be antidilutive for each period reported.

(6)     PREFERRED STOCK PRIVATE PLACEMENTS

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000 prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of thirty dollars being recorded as Series B Preferred Stock, and the balance of approximately $3.0 million is included in Additional Paid-in-Capital. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion. Each share of Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event a holder of Series B Preferred Stock is unable to convert shares of Preferred Stock into Common Stock at a discount because 1,505,000 shares have been issued at a discount, then the Company may either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Convertible Preferred Stock in an amount equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Series B Preferred Stock at 115% of par in cash. On June 1 1999, the Company redeemed $1,100,000 of the Series B Preferred Stock at 100% of par in cash. As of June 30, 2000, shares representing $1,870,000 of Series B Preferred Stock had been converted into Common Stock, and the remaining outstanding balance of $30,000 of Series B Preferred Stock is convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Series B Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Series B Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2000
                                   (UNAUDITED)

On June 1, 1999, as part of a financial restructuring, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $1,400,000 prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of fourteen dollars being recorded as Series C Convertible Preferred Stock, and the balance of approximately $1.4 million is included in Additional Paid-in Capital. An annual dividend of 4% shall be paid quarterly in arrears either in Preferred Stock of the Company or cash at the Company's discretion. Each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $1.877, which represents 135 % of the ten day average of the closing bid price of the Company's Common Stock ending on May 28, 1999. As of June 30, 2000, shares representing $500,000 of Series C Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $900,000 of Series C Preferred Stock is convertible into Common Stock, at the election of the holder thereof. The maximum number of shares of Common Stock that may be issued upon conversion is 1,331,500. The Company has the right to redeem the Series C Preferred Stock at 115% of par in cash beginning August 31, 1999. The effective date of the Registration Statement filed with the Securities and Exchange Commission relating to the Common Stock to be issued upon conversion of the Series C Convertible Preferred Stock was September 24, 1999, and all necessary gaming regulatory approvals have been received. All outstanding shares of Series C Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2000
                                   (UNAUDITED)

All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. As of June 30, 2000, the registration statement relating to such Common Stock had not yet been declared effective. A majority of the Company's holders of Series D Convertible Preferred Stock have agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment in the event such Common Stock is not registered by April 13, 2000, and for each month thereafter.

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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

As an additional condition to the Merger, concurrent with the merger, the Company must divest substantially all of its gaming assets (See Note 9 - Gaming Asset Divestiture Agreement). The closing of the Merger is subject to, among other things, obtaining approval of the Company's shareholders and of certain governmental authorities, as well as other customary pre-closing conditions. The Company presently anticipates the Merger to be completed in the fourth quarter 2000.

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

In addition to various standard conditions of closing, the Gaming Asset Divestiture is subject to the simultaneous closing of the Merger, shareholder approval and the termination of various employment agreements of certain key employees of IGCA. The Company presently anticipates the disposal of the gaming equipment manufacturing segment to be completed in the fourth quarter 2000.

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

The Company presently anticipates the Merger and Gaming Asset Divestiture to be completed in the fourth quarter 2000.

The Company was formed in 1991 to develop, manufacture, market and distribute multi-player and other specialty video gaming machines. The Company manufactures, markets and distributes BJ Blitz(TM), Hot Shot Dice(TM), Lightning Strike Roulette(TM), Supersuits Progressive Blackjack(TM), Bonus Streak(TM) and single player video slot machines to certain gaming markets worldwide. Since inception, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games. The Company has begun to expand and diversify its product line by developing and marketing single player games such as Bonus Streak and single player video slot machines incorporating state of the art graphics and sound.

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

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 2000 COMPARED TO JUNE 30, 1999

For the three and six months ended June 30, 2000, the Company recorded losses attributable to Common Stock shareholders of $249,000, or $.03 per share, and $1,696,000, or $.18 per share, respectively, compared to losses of $1,834,000, or $.26 per share, and $3,511,000, or $.49 per share, for the three and six months ended June 30, 1999, respectively. The loss attributable to common shareholders for each period included adjustments for preferred stock accretion and preferred stock dividends. The higher operating loss in the fiscal 1999 periods was primarily attributable to low sales volume and higher expenses incurred related to the Company's efforts to develop/enhance and license its products and introduce those products into new markets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2000 COMPARED TO JUNE 30, 1999 - CONTINUED


SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended June 30, 2000, were $2,387,000 compared to $1,426,000 recorded in the quarter ended June 30, 1999. This increase in revenues was primarily due to an increase in single player game sales from 24 in the 1999 period to 91 in the 2000 period. Sales of multi-player games totaled 23 in 1999 to 22 in 2000. Total sales for the six months ended June 30, 2000, were $3,775,000 compared to $2,251,000 in the six months ended June 30, 1999. Multi-player game sales increased from 30 in the 1999 period to 39 in the 2000 period and single player game sales increased from 39 in 1999 to 123 in 2000. The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three and six-month periods ended June 30, 2000 and 1999:

                            Three months ended      Three months ended       Six months ended          Six months ended
                              June 30, 2000           June 30, 1999            June 30, 2000            June 30, 1999
                          ----------------------  ----------------------   ----------------------   ----------------------
Sales revenue                  $2,387,000               $1,426,000               $3,775,000              $2,251,000

Product line:             Percentage of revenue:  Percentage of revenue:   Percentage of revenue:   Percentage of revenue:
-------------             ----------------------  ----------------------   ----------------------   ----------------------
   Multi-player games                  55%                      73%                      61%                     63%
   Single player games                 36%                      16%                      29%                     16%
   Parts sales and other                4%                       7%                       5%                     15%
   Lease participation                  5%                       4%                       5%                      6%
                                      ---                      ---                      ---                     ---
        Total                         100%                     100%                     100%                    100%
                                      ===                      ===                      ===                     ===


Overall Company revenues will continue to be volatile due to, among other things, the timing and ability to complete the Gaming Asset Divestiture, ability of the Company to continue financing its operations, fluctuations in demand for the Company's current products, market acceptance of new products introduced by the Company and the Company's ability to obtain licensing and successfully market its products in new jurisdictions.

The Company recorded gross margins of 44.3% and 35.6% for the three-month and six-month periods ended June 30, 2000, respectively, compared to a negative gross margin for the three-month and six-month periods ended June 30, 1999,. The negative gross margin in 1999 periods was primarily due to unabsorbed labor and overhead costs attributable to low production volume in the first six months of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended June 30, 2000 was $1,195,000 compared to $1,744,000 for the three months ended June 30, 1999. Selling, general and administrative expense for the six months ended June 30, 2000 was $2,401,000 compared to $3,203,000 for the six months ended June 30, 1999. Expenses during the 1999 periods included investment in engineering and development costs for new product development and costs associated with applications for licensing in various jurisdictions. These expenses declined in the fiscal 2000 periods as the Company reduced product development efforts and took other measures to reduce expenses in anticipation of the Merger with nMortgage and the sale of gaming manufacturing equipment to Xertain.

INTEREST EXPENSE

In the quarter ended June 30, 2000, net interest expense was $82,000 compared to $20,000 in the quarter ended June 30, 1999. For the six months ended June 30, 2000, net interest expense was $165,000 compared to $5,000 in the six months ended June 30, 1999. These increases in net interest expense were due to a decrease in investments in interest bearing accounts and additional interest expense incurred on increased debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
               JUNE 30, 2000 COMPARED TO JUNE 30, 1999 - CONTINUED

PREFERRED STOCK ACCRETION ADJUSTMENT

During October 1999, the Company issued 2,450 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1,000 per share in a private placement. The Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature was $816,721, which was accreted to Series D Preferred Stock and charged against net income or loss to arrive at net income or loss attributable to common shareholders over the period in which the right to convert the Preferred Stock becomes vested. The $816,721 value of the beneficial conversion feature was recognized during the fourth quarter of 1999 and the first quarter of 2000.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $33,122,000 as of June 30, 2000. Due to weaker than expected demand for the Company's current products, the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future short-term results are highly dependent on the consummation of the Merger or, in the event the Merger is not consummated, on the Company's ability to, among other things, finance production and distribution new products, gain customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process.

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

the Series B Preferred Stock and $1.877 for the Series C Preferred Stock. The maximum number of shares of Common Stock that may be issued upon conversion of the Series B and Series C Preferred Stock is 1,505,000 and 1,331,500, respectively. In the event a holder of Preferred Stock that is unable to convert shares of Preferred Stock into Common Stock at a discount because the maximum number shares have been issued at a discount, the Company may, in the case of the Series B Preferred Stock, either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Preferred Stock equal to the value that would have been received by such holder if able to convert at a discount, or in the case of Series C Preferred Stock, redeem any unconverted Series C Preferred Stock for cash at a price equal to 115% of the liquidation value. As of June 30, 2000, Series B Preferred Stock totaling $1,870,000 had been converted into Common Stock of the Company and the Company had redeemed $1,100,000 of the Series B Preferred Stock. The remaining $30,000 of

Series B Convertible Preferred Stock was convertible into Common Stock of the Company at the election of the holder thereof. The effective date of the Registration Statement filed with the Securities and Exchange Commission relating to the Common Stock to be issued upon conversion of the Series C Convertible Preferred Stock was September 24, 1999, and all necessary gaming regulatory approvals have been received. The Company has the right to redeem the Series C Preferred Stock at 115% of par in cash beginning August 31, 1999. As of June 30, 2000, Series C Preferred Stock totaling $500,000 had been converted into Common Stock of the Company and the remaining $900,000 of Series C Convertible Preferred Stock was convertible into Common Stock of the Company at the election of the holder thereof. All outstanding shares of Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

During October 1999, the Company issued a total of 2,450 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $2,450,000, prior to any offering expenses, and warrants (the "Warrants") to acquire 245,000 shares of the Company's Common Stock at $2.75 per share. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has reserved 1,750,000 shares of Common Stock for issuance upon conversion of the Series D Preferred Stock and 245,000 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series D Preferred Stock at 135% of par in cash if the market price is lower than the market price on the date the Series D Preferred Stock was issued. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. As of June 30, 2000, the registration statement relating to such Common Stock had not yet been declared effective. A majority of the Company's holders of Series D Convertible Preferred Stock have agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment in the event such Common Stock is not registered by April 13, 2000, and for each month thereafter. All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES-CONTINUED

LIQUIDITY

The Company had $121,000 and $140,000 in cash as of June 30, 2000 and December 31, 1999, respectively. The Company has experienced negative cash flow from operations of $5.1 million, $2.1 million and $7.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. Given the relatively large fluctuations in the frequency and size of the Company's sales, the Company continues to experience significant fluctuations in its cash position. The Company presently estimates that its cash and anticipated funds from operations will be adequate to fund cash requirements through August 2000. Management currently believes that the Merger will be completed in the fourth quarter of 2000. The Company is currently seeking additional financing to fund operations until the close of the Merger, however, there can be no assurance that any such financing will be obtained. If no such financing is obtained, the Company would not have enough cash to fund operations and we would have to consider a number of strategic alternatives, including sales of additional capital stock at discounted prices or discontinue operations and/or file for bankruptcy.

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

Furthermore, assuming that additional financing is obtained and that the Merger is consummated on a timely basis, there can be no assurance as to cash requirements of the merged Company. There can be no assurance that the post-Merger Company will be able to raise additional financing to fund its operations.

The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. As of June 30, 2000, the registration statement relating to such Common Stock had not yet been declared effective. A majority of the Company's holders of Series D Convertible Preferred Stock have agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment in the event such Common Stock is not registered by April 13, 2000, and for each month thereafter.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada and Australia. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: ability to obtain additional financing through leasing, equity or other arrangements; the timing and successful completion of the merger with nMortgage and the related gaming asset divestiture, the ability to achieve current sales forecasts, the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

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


Date: August 14, 2000