Form 10-Q
period 2000-09-30
INNOVATIVE GAMING CORP OF AMERICA
filed 2000-11-14
CIK 897795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                September 30, 2000
                               -----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                     .
                               -----------------     -------------------

Commission file number              0-22482                 .
                       -------------------------------------

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

Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 3, 2000 there were 11,028,488 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                               September 30, 2000


Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          September 30, 2000 (Unaudited) and December 31, 1999                  3

          Consolidated Condensed Statements of Operations -
          for the three and nine months ended
          September 30, 2000 and 1999 (Unaudited)                               4

          Consolidated Condensed Statements of Cash Flows -
          for the nine months ended
          September 30, 2000 and 1999 (Unaudited)                               5

          Notes to Consolidated Condensed
          Financial Statements                                                  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                           12

Part II:  Other Information

Item 1.   Legal Proceedings                                                    17

Item 6.   Exhibits and Reports on Form 8-K                                     17

          Signatures                                                           18

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                             September 30,   December 31,
                                                                                 2000           1999
                                                                             -------------   ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    107       $    140
  Accounts receivable                                                               537            759
  Current portion of notes receivable                                                65            188
  Inventories                                                                     4,082          4,576
  Prepaid expenses and other                                                        400            655
                                                                               --------       --------
     Total current assets                                                         5,191          6,318

NOTES RECEIVABLE, LESS CURRENT PORTION                                              237            268
PROPERTY AND EQUIPMENT, NET                                                         351            707
INTANGIBLE ASSETS, NET                                                              668            765
                                                                               --------       --------

              TOTAL ASSETS                                                     $  6,447       $  8,058
                                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                             $    601       $    585
  Accrued liabilities                                                               310            561
  Notes payable - current portion                                                   240            592
  Customer deposits                                                                 338             --
                                                                               --------       --------
     Total current liabilities                                                    1,489          1,738

  Notes payable - net of current portion                                          2,874          3,131
                                                                               --------       --------

    Total liabilities                                                             4,363          4,869
                                                                               --------       --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 30 and 280 shares outstanding, respectively            --             --
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 900 shares outstanding                                 --             --
   Series D convertible preferred stock, $.01 par value, nonvoting,
     3,000 shares authorized, 1,250 and 1,337.5 shares outstanding                   --             --
  Common stock, $.01 par value, 100,000,000 shares authorized,
   9,724,901 and 8,952,366 shares issued and outstanding, respectively               97             90
  Additional paid-in capital                                                     34,961         34,525
  Accumulated deficit                                                           (32,974)       (31,426)
                                                                               --------       --------

     Total stockholders' equity                                                   2,084          3,189
                                                                               --------       --------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  6,447       $  8,058
                                                                               ========       ========


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Three Months                Nine Months
                                                            Ended September 30,         Ended September 30,
                                                           ---------------------       ---------------------
                                                            2000           1999          2000          1999
                                                           -------       -------       -------       -------
SALES                                                      $ 2,162       $   646       $ 5,933       $ 2,897

COST OF SALES                                                  944         1,775         3,371         4,239
                                                           -------       -------       -------       -------

    Gross profit (loss)                                      1,218        (1,129)        2,562        (1,342)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                    962         1,732         3,363         4,935
                                                           -------       -------       -------       -------

    Income (loss) from operations                              256        (2,861)         (801)       (6,277)

INTEREST EXPENSE, NET                                          (76)          (68)         (241)          (73)
                                                           -------       -------       -------       -------

NET INCOME (LOSS)                                              180        (2,929)       (1,042)       (6,350)

   Preferred stock accretion adjustment                         --            87           408           120
   Preferred stock dividends                                    32            27            98            84
                                                           -------       -------       -------       -------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS      $   148       $(3,043)      $(1,548)      $(6,554)
                                                           =======       =======       =======       =======


BASIC - INCOME (LOSS) PER SHARE OF COMMON STOCK            $  0.02       $ (0.42)      $ (0.17)      $ (0.91)
                                                           =======       =======       =======       =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                   9,565         7,187         9,320         7,221
                                                           =======       =======       =======       =======


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Nine Months
                                                                           Ended September 30,
                                                                          ---------------------
                                                                            2000         1999
                                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                ($1,042)      ($6,350)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                              494           853
   Provision for inventory obsolescence                                      (578)        1,169
   Changes in operating assets and liabilities                              1,639         1,566
                                                                          -------       -------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES                        513        (2,762)
                                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations           35          (626)
  Release of restricted investments                                            --           700
  Purchases of property and equipment                                          --           (76)
  Purchase of intangible assets                                               (75)         (150)
                                                                          -------       -------

     Cash flows used in investing activities                                  (40)         (152)
                                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends paid                                              (66)          (86)
  Proceeds from sale of common stock                                           33            35
  Proceeds from sale of preferred stock                                        --         1,292
  Payments to redeem preferred stock                                           --        (1,100)
  Proceeds from long-term obligations                                          --         1,950
  Payments on long-term obligations                                          (473)         (329)
                                                                          -------       -------

     Cash flows used in financing activities                                 (506)        1,762
                                                                          -------       -------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (33)       (1,152)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                140         1,617
                                                                          -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   107       $   465
                                                                          =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                               $   190       $   132
                                                                          =======       =======


See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period interim financial statements. These reclassifications had no effect on previously reported net income or stockholders' equity.

(2) COMMITMENTS AND CONTINGENCIES

On September 19, 2000, the Company and nMortgage, Inc. agreed to terminate the Agreement and Plan of Merger dated December 31, 1999 between the two companies. In conjunction with the termination of the agreement with nMortgage, the Company entered into a Letter of Intent to acquire 14.9% of Xertain, Inc. in exchange for 14.9% of the Company's common stock, and to acquire the balance of Xertain, Inc. common stock following shareholder approval. On October 12, 2000, the Company and Xertain executed a definitive Agreement and Plan of Merger (the "Xertain Merger Agreement") and completed the initial closing of the transaction. In light of certain gaming and NASDAQ regulatory matters, the parties are negotiating an amendment to the Xertain Merger Agreement.

As of September 30, 2000, the Company was in default on certain contractual agreements due to failure to make payment in accordance with the terms of such agreements. The obligations in default were i) interest payments of $52,000 to holders of certain convertible notes issued by the Company, ii) a note payment to Finova Capital Corporation of approximately $30,000 and iii) dividend payments to holders of the Company's Series C and D Convertible Preferred Stock in the amount of approximately $29,000.

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

(3) RELATED PARTY TRANSACTIONS

In April 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company entered into a Stock Redemption Agreement with Lakes Gaming, Inc. pursuant to which the Company redeemed 700,000 shares of Company Common Stock in exchange for a four-year convertible note (the "Lakes Note") and a warrant to purchase 87,500 shares of the Company's Common Stock.
In February 2000, a group of investors including Wayne Mills and Henry Fong, Chairman and Chief Executive Officer of nMortgage, acquired the Lakes Note.

The Lakes Note in the amount of $875,000 is unsecured, pays interest of 5% per annum and is convertible at $1.25 per share (the closing market price of the Company's Common Stock on the date of the issuance of the notes). The Lakes Note could not be converted until April 22, 2000. The exercise price of the warrants is $1.25 per share. The

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the Lakes Note and the warrant.

On June 1, 1999, the Company issued an aggregate of $1,550,000 in convertible notes to a group of investors including Wayne Mills. Edward G. Stevenson, then the Chairman, Chief Executive Officer and Chief Financial Officer of the Company, personally guaranteed the repayment of $250,000 of the convertibles notes. In exchange for such personal guarantee, the Company issued Mr. Stevenson two 3-year warrants, each to purchase 25,000 shares of the Company's common stock at $1.25 per share and $1.75 per share, respectively. The shares issuable upon exercise of the warrants were registered on Registration Statement on Form S-3 (Registration No. 333-84413) filed with the Securities and Exchange Commission on August 1, 1999, and amended by Amendment No. 1 to Form S-3 filed on September 23, 1999.

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

The Warrant has a term of three years and an exercise price of $1.09375 per share, the closing sales price of the Company's Common Stock on the date of the consummation of the Mills Redemption. Neither the Mills Note may be converted nor the Warrant exercised if, immediately following such conversion or exercise, as the case may be, Mills would beneficially own in excess of 4.9% of the Company's outstanding Common Stock. Pursuant to "piggy-back" registration rights, the shares issuable upon exercise of the Warrant were registered on Registration Statement on Form S-3 (Registration No. 333-84413) filed with the Securities and Exchange Commission on August 1, 1999, and amended by Amendment No. 1 to Form S-3 filed on September 23, 1999.

Xertain, Inc. ("Xertain") whose primary business is gaming related technologies, gaming facility development and management, and international high technology manufacturing, also represents the Company as a distributor in certain gaming jurisdictions. The Company and Xertain previously entered into an agreement whereby Xertain would purchase substantially all of the Company's gaming assets (See Note 9 - Gaming Asset Divestiture Agreement). On September 19, 2000, the Company entered into a letter of intent with Xertain in order to acquire the stock of and thereby effectuate a merger with Xertain. Also on September 19, 2000, Roland A. Thomas, Chairman and Chief Executive Officer of Xertain was named Chairman and Chief Executive Officer of the Company. On

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

October 12, 2000, the Company and Xertain entered into an Agreement and Plan of Merger and completed the initial closing of the merger through a mutual exchange of common stock (See note 10 - Subsequent Event - Agreement for Merger with Xertain, Inc.). The Company made sales totaling $573,000 to Xertain during the three and nine month periods ended September 30, 2000. As of September 30, 2000, the Company had accounts receivable from Xertain of $192,000 and held customer deposits from Xertain of approximately $319,000.

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

(6) PREFERRED STOCK PRIVATE PLACEMENTS

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $3,000,000 prior to any offering expenses. As of September 30, 2000, shares representing $1,870,000 of Series B Preferred Stock had been converted into Common Stock, and the remaining outstanding balance of $30,000 of Series B Preferred Stock is convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Series B Preferred Stock will automatically be converted into Common Stock on June 1, 2001.

On June 1, 1999, as part of a financial restructuring, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $1,400,000 prior to any offering expenses. Each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Series C Conversion Price"). The Series C Conversion Price may not exceed $1.877. As of September 30, 2000, shares representing $500,000 of Series C Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $900,000 of Series C Preferred Stock is convertible into Common Stock, at the election of the holder thereof. The maximum number of shares of Common Stock that may be issued upon conversion is 1,331,500.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

All outstanding shares of Series C Preferred Stock will automatically be converted into Common Stock on June 1, 2001.

The 9% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series C Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $138,462, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series C Preferred Stock to the earliest conversion date. Income available to holders of Common Stock was reduced by approximately $32,885, $87,115 and $18,462 during the second, third and fourth quarters of 1999, respectively.

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

As of September 30, 2000, shares representing $1,200,000 of Series D Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $1,250,000 of Series D Preferred Stock is convertible into Common Stock, at the election of the holder thereof.

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

All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Series B, C or D Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


Common Stock is not registered. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. As of September 30, 2000, the registration statement relating to such Common Stock had not yet been declared effective. A majority of the Company's holders of Series D Convertible Preferred Stock have agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment in the event such Common Stock is not registered by April 13, 2000, and for each month thereafter.

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

In October 2000, holders of $1,300,000 of the convertible notes elected to convert the notes to shares of the Company's Series E Convertible Preferred Stock (See Note 10 - Subsequent Events - Private Placement of Series E Convertible Preferred Stock).

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

(8) AGREEMENT FOR MERGER WITH NMORTGAGE

On December 31, 1999, the Company, Equitex, Inc. and nMortgage, Inc. executed a definitive merger agreement governing the Merger. In September 2000, the Company and nMortgage agreed to terminate their merger agreement (See Note 2 - Commitments and Contingencies).

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


(9) GAMING ASSET DIVESTITURE AGREEMENT

On February 1, 2000, the Company entered into a definitive asset purchase agreement with Xertain, Inc. ("Xertain"), pursuant to which Xertain will purchase substantially all of the Company's gaming assets. In September 2000, the Company and nMortgage agreed to terminate their merger agreement. In conjunction with the termination of the merger with nMortgage, the Company and Xertain terminated their asset purchase agreement and entered into a letter of intent whereby the Company would acquire the outstanding capital stock of and thereby effectuate a merger with Xertain (See Note 10 - Subsequent Events - Plan of Merger with Xertain, Inc.)

(10) SUBSEQUENT EVENTS:

PLAN OF MERGER WITH XERTAIN, INC.

On September 19, 2000, the Company entered into a letter of intent with Xertain, Inc. ("Xertain"), pursuant to which the Company would effectuate a merger with Xertain. On October 12, 2000, the Company entered into an Agreement and Plan of Merger by and among Xertain, Inc., Innovative Gaming Corporation of America and IGCA Acquisition Corporation (the "Xertain Merger Agreement"). Pursuant to the Xertain Merger Agreement, Xertain will be merged into IGCA Acquisition Corporation, a Minnesota corporation and wholly-owned subsidiary of the Company. Concurrent with the signing of the Xertain Merger Agreement, the Company and Xertain completed an initial closing by the issuance and mutual purchase of 14.9% of the respective companies' common stock. The parties intend that the merger qualify as a tax-free exchange of stock and reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. In light of certain gaming and NASDAQ regulatory matters, the parties are negotiating an amendment to the Xertain Merger Agreement. The final closing of the Merger is anticipated to occur in early 2001, subject to shareholder, regulatory and various governmental agencies' approval.

PRIVATE PLACEMENT OF SERIES E CONVERTIBLE PREFERRED STOCK

During October 2000, the Company received cash proceeds of $1,000,000 in connection with a private placement of Series E Convertible Preferred Stock (the "Series E Preferred Stock") at a price of $10 per share in a private placement. Also during October 2000, holders of approximately $1.86 million of convertible notes issued by the Company agreed to convert the principal amount of their notes into Series E Preferred Stock subject to final documentation. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $1.25 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has the right to redeem the Series E Preferred Stock at 135% of par in cash if the market price is lower than the market price on the date the Series E Preferred Stock was issued. A Registration Statement related to the Common Stock to be issued must be filed by, and at the expense of, the Company pursuant to obligations contained in Registration Rights Agreements.

The total value of the beneficial conversion feature reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series E Preferred Stock to the earliest conversion date. All outstanding shares of Series E Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. As of November 13, 2000, the Company is continuing its offering of Series E Convertible Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

On September 19, 2000, the Company's Board of Directors entered into a letter of intent with Xertain, whereby the Company would acquire the outstanding capital stock of and thereby effectuate a merger with Xertain. Also on September 19, 2000, Roland A. Thomas, Chairman and Chief Executive Officer of Xertain was named Chairman and Chief Executive Officer of the Company. On October 12, 2000, the Company entered into an Agreement and Plan of Merger By and Among Xertain, Innovative Gaming Corporation of America and IGCA Acquisition Corporation (the "Xertain Merger Agreement"). Pursuant to the Xertain Merger Agreement, Xertain will be merged into IGCA Acquisition Corporation, a Minnesota corporation and wholly-owned subsidiary of the Company. Concurrent with the execution of the Xertain Merger Agreement, the Company and Xertain completed an initial closing by the issuance and mutual purchase of 14.9% of the respective companies' common stock. The parties intend that the Merger qualify as a tax-free exchange of stock. In light of certain gaming and NASDAQ regulatory matters, the parties are negotiating an amendment to the Xertain Merger Agreement.

The Company manufactures, markets and distributes BJ Blitz TM, Hot Shot Dice TM, Lightning Strike Roulette TM, Supersuits Progressive Blackjack TM, Bonus Streak TM and single player video slot machines to certain gaming markets worldwide. Since inception in 1991, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games. The Company has begun to expand and diversify its product line by developing and marketing single player games such as Bonus Streak and single player video slot machines incorporating state of the art graphics and sound.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

For the three months ended September 30, 2000, the Company recorded income attributable to Common Stock shareholders of $148,000, or $.02 per share, compared to a loss of $3,043,000, or $.42 per share, for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company recorded a loss attributable to Common Stock shareholders of $1,548,000, or $.17 per share, compared to a loss of $6,554,000, or $.91 per share, for the nine months ended September 30, 1999. The income or loss attributable to common shareholders for each period included adjustments for preferred stock accretion and preferred stock dividends. The favorable change in operating results for the fiscal 2000 periods was primarily attributable to a partial recovery of reserves recorded in the fourth quarter of 1999 due to the planned merger with nMortgage and the related sale of the Company's gaming assets to Xertain, Inc. versus increases in inventory reserves in the fiscal 1999 periods. Increased revenues in the fiscal 2000 periods also contributed to the favorable change in operating results. The operating losses in the fiscal 1999 periods were also unfavorably impacted by low sales volume and higher expenses incurred related to the Company's efforts to develop/enhance and license its products and introduce those products into new markets.

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended September 30, 2000, were $2,162,000 compared to $646,000 recorded in the quarter ended September 30, 1999. This increase in revenues was due to an increase in games sales. Single player game sales increased from 30 in the 1999 period to 87 in the 2000 period. Sales of multi-player games totaled 1 in 1999 to 20 in 2000. Total sales for the nine months ended September 30, 2000, were $5,933,000 compared to $2,897,000 in the nine months ended September 30, 1999. Multi-player game sales increased from 31 in the 1999 period to 59 in the 2000 period and single player game sales increased from 69 in 1999 to 210 in 2000. The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three and nine-month periods ended September 30, 2000 and 1999:

                              Three months ended        Three months ended        Nine months ended         Nine months ended
                              September 30, 2000        September 30, 1999       September 30, 2000        September 30, 1999
Sales revenue                         $2,162,000                  $646,000               $5,933,000                $2,897,000

Product line:             Percentage of revenue:    Percentage of revenue:   Percentage of revenue:    Percentage of revenue:
                          ----------------------    ----------------------   ----------------------    ----------------------
   Multi-player games                        60%                        9%                      61%                       51%
   Single player games                       32%                       35%                      30%                       21%
   Parts sales and other                      6%                       34%                       5%                       19%
   Lease participation                        2%                       22%                       4%                        9%
        Total                               100%                      100%                     100%                      100%

Overall Company revenues will continue to be volatile due to, among other things, the ability of the Company to continue financing its operations, fluctuations in demand for the Company's current products, market acceptance of new products introduced by the Company and the Company's ability to obtain licensing and successfully market its products in new jurisdictions.

The Company recorded gross margins of 56.3% and 43.2% for the three-month and nine-month periods ended September 30, 2000, respectively, compared to a negative gross margin for the three-month and nine-month periods ended September 30, 1999. The gross margins for the fiscal 2000 periods were favorably affected by a $578,000 reduction in inventory reserves that were recorded in the fourth quarter of 1999 due to the planned merger with nMortgage and the related sale of the Company's gaming assets to Xertain. The agreements for the nMortgage merger and the gaming assets sale were terminated in September 2000. Without the reduction in inventory reserves the gross margins were 29.6% and 33.4% for the three-month and nine-month periods ended September 30, 2000, respectively. In the third quarter of 1999, the Company recorded provisions for inventory obsolescence of approximately $960,000. The negative gross margin in 1999 periods was primarily due to the provisions for inventory obsolescence and unabsorbed labor and overhead costs attributable to low production volume in the first nine months of 1999.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999 - CONTINUED


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended September 30, 2000 was $962,000 compared to $1,732,000 for the three months ended September 30, 1999. Selling, general and administrative expense for the nine months ended September 30, 2000 was $3,363,000 compared to $4,935 ,000 for the nine months ended September 30, 1999. In the three months ended September 30, 2000, the Company recorded a recovery of $165,000 in reserves resulting in a decrease in selling, general and administrative expenses. The reserves were recorded in the fourth quarter of 1999 due to the planned merger with nMortgage and the related sale of the Company's gaming assets to Xertain, Inc. This recovery of reserves represents an adjustment of costs for the first nine months of 2000 to recognize those costs based on the carrying value of the Company's assets after the fourth quarter 1999 write-down. Expenses during the 1999 periods included investment in engineering and development costs for new product development and costs associated with applications for licensing in various jurisdictions. These expenses declined in the fiscal 2000 periods as the Company reduced product development efforts and took other measures to reduce expenses in anticipation of the Merger with nMortgage and the sale of gaming manufacturing equipment to Xertain.

INTEREST EXPENSE

In the quarter ended September 30, 2000, net interest expense was $76,000 compared to $68,000 in the quarter ended September 30, 1999. For the nine months ended September 30, 2000, net interest expense was $241,000 compared to $73,000 in the nine months ended September 30, 1999. These increases in net interest expense were due to a decrease in investments in interest bearing accounts and additional interest expense incurred on increased debt.

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

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $32,974,000 as of September 30, 2000. Due to weaker than expected demand for the Company's current products, the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future short-term results are highly dependent on the Company's ability to, among other things, finance production and distribution new products, gain customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



LIQUIDITY AND CAPITAL RESOURCES

PREFERRED STOCK ISSUES

On May 13, 1998, the Company issued $3,000,000 of Series B Convertible Preferred Stock (the "Series B Preferred Stock"). As of September 30, 2000, Series B Preferred Stock totaling $1,870,000 had been converted into Common Stock of the Company and the Company had redeemed $1,100,000 of the Series B Preferred Stock. The remaining $30,000 of Series B Convertible Preferred Stock is convertible into Common Stock of the Company at the election of the holder thereof.

On June 1, 1999, the Company issued $1,400,000 of Series C Convertible Preferred Stock (the "Series C Preferred Stock"). As of September 30, 2000, Series C Preferred Stock totaling $500,000 had been converted into Common Stock of the Company and the remaining $900,000 of Series C Convertible Preferred Stock is convertible into Common Stock of the Company at the election of the holder thereof.

During October 1999, the Company issued $2,450,000 of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), and warrants (the "Warrants") to acquire 245,000 shares of the Company's Common Stock at $2.75 per share. As of September 30, 2000, shares representing $1,200,000 of Series D Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $1,250,000 of Series D Preferred Stock is convertible into Common Stock, at the election of the holder thereof.

During October 2000, the Company received $1,000,000 in connection with a private placement of Series E Convertible Preferred Stock (the "Series E Preferred Stock"), and warrants (the "Warrants") to acquire shares of the Company's Common Stock. Also during October 2000, holders of approximately $1.86 million of convertible notes issued by the Company agreed to convert the principal amount of their notes into Series E Preferred Stock subject to final documentation. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $1.25 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has the right to redeem the Series E Preferred Stock at 135% of par in cash if the market price is lower than the market price on the date the Series E Preferred Stock was issued. A Registration Statement related to the Common Stock to be issued must be filed by, and at the expense of, the Company pursuant to obligations contained in Registration Rights Agreements.

The total value of the beneficial conversion feature reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series E Preferred Stock to the earliest conversion date. All outstanding shares of Series E Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. As of November 13, 2000, the Company is continuing its offering of Series E Convertible Preferred Stock.


LIQUIDITY

The Company had $107,000 and $140,000 in cash as of September 30, 2000 and December 31, 1999, respectively. The Company has experienced negative cash flow from operations of $5.1 million, $2.1 million and $7.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. Given the relatively large fluctuations in the frequency and size of the Company's sales, the Company continues to experience significant fluctuations in its cash position. The Company presently estimates that if current sales forecasts are met its cash, anticipated funds from operations and the proceeds from issuance of the Series E Convertible Preferred Stock will be adequate to fund cash

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES-CONTINUED


requirements for the foreseeable future. There can be no assurance that the Company will be successful in achieving its current sales forecast and receivables collections. If current sales forecasts are not met, the Company may require additional financing in order to continue its operations. There can be no assurance that the Company would be successful in obtaining additional financing on terms acceptable to the Company.

As of September 30, 2000, the Company was in default on certain contractual agreements due to failure to make payment in accordance with the terms of such agreements. The obligations in default were i) interest payments of $52,000 to holders of certain convertible notes issued by the Company, ii) a note payment to Finova Capital Corporation of approximately $30,000 and iii) dividend payments to holders of the Company's Series C and D Convertible Preferred Stock in the amount of approximately $29,000.

The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. As of September 30, 2000, the registration statement relating to such Common Stock had not yet been declared effective. A majority of the Company's holders of Series D Convertible Preferred Stock have agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment in the event such Common Stock is not registered by April 13, 2000, and for each month thereafter.


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

        (b) Reports on Form 8-K
        On August 18, 2000, the Company filed a Form 8-K to report that the Company had received a notice from The Nasdaq Stock Market stating that the Company's Common Stock may be delisted from the Nasdaq National Market if the Company's stock does not satisfy listing requirements for minimum bid price.

        On September 21, 2000, the Company filed a Form 8-K to report the termination of the merger with nMortgage and signing of a Letter of Intent to acquire the common stock of Xertain, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INNOVATIVE GAMING CORPORATION OF AMERICA


                                        /s/ Roland M. Thomas
                                        ----------------------------------------

                                        Roland M. Thomas
                                        Chief Executive Officer



Date: November 14, 2000

                                  EXHIBIT INDEX


Exhibit
  No.                    Description
-------                  -----------
27                       Financial Data Schedule