Form 10-K
period 2000-12-31
INNOVATIVE GAMING CORP OF AMERICA
filed 2001-04-10
CIK 897795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   Form 10-K

 [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000
                                     OR

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the transition period from           to
                        Commission File No. 0-22482

                    INNOVATIVE GAMING CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)

                  MINNESOTA                                      41-1713864
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)
            333 ORVILLE WRIGHT CT
              LAS VEGAS, NEVADA                                    89119
   (Address of principal executive offices)                      (Zip Code)

                                 (702) 614-7199
              (Registrant's telephone number, including area code)

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

                        Yes [X]                  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 30, 2001, 13,621,626 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq Small Cap Market on March 30, 2001, was $10,224,896. For purposes of this computation, affiliates of the Registrant are the Registrant's executive officers and directors.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III -- Portions of the Registrant's definitive proxy statement in connection with the annual meeting of the shareholders are incorporated by reference into Items 10 through 13, inclusive.

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

     Innovative Gaming Corporation of America ("IGCA") and its wholly owned operating subsidiary, Innovative Gaming, Inc. ("IGI"), together (the "Company"), develop, manufacture, market and distribute multi-station and other gaming machines to regulated gaming markets world-wide. The Company has two primary product lines: multi-player/multi-station video based games and single player video slot machines incorporating a state of the art operating system providing superior graphic and sound capabilities.

     During 2000, the Company's management team was reorganized through the Board's selection of a new Chief Executive Officer, Roland Thomas, who was charged to develop a team for improving the Company's financial performance, product development efforts, and expansion of market opportunities.

     Management believes that the Company's financial performance can be improved through increasing sales revenues, improving manufacturing efficiencies and processes, and reducing overhead costs.

     The Company intends to expand its existing market for gaming machines, especially by pursuing international opportunities. Additionally, the Company will focus on development of exciting new gaming products based on what Management believes are the technological advantages of its current single-player products.

     The Company's pursuit of new international market opportunities is evidenced by recent joint venture arrangements with Delta Automaten, a leading distributor in Holland and Belgium, and Unidesa Gaming in Spain. Management believes these two relationships will expand the Company's market presence in Europe and South America. In addition the Unidesa arrangement will widen IGCA's product offerings in the US markets. The arrangements with Delta and Unidesa are subject to final documentation. No assurance can be given that such arrangements will be successfully finalized.

     In December 1999 the Company entered into a merger agreement under which it would have been merged into nMortgage, Inc., a subsidiary of Equitex, Inc. In conjunction with this merger agreement, in February 2000 the Company entered into a separate agreement to sell substantially all of its gaming assets to Xertain, Inc. The Company subsequently determined that the merger with nMortgage was inadvisable and terminated the merger plan.

XERTAIN MERGER AGREEMENT

     On September 19, 2000, the Company's Board of Directors entered into a letter of intent with Xertain, Inc., whereby the Company would effect a merger with Xertain. On October 12, 2000, the Company entered into an Agreement and Plan of Merger by and among Xertain, Inc., Innovative Gaming Corporation of America and IGCA Acquisition Corp. (the "Xertain Merger Agreement"). Pursuant to the Xertain Merger Agreement, Xertain will be merged into IGCA Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of the Company. Following the Merger, Xertain's shareholders will own 45% of the Company. Concurrent with the signing of the Xertain Merger Agreement, the Company and Xertain completed an initial closing by the issuance and mutual purchase of 9.9% of the respective companies' common stock. Final closing of the Merger is anticipated to occur in mid-2001, subject to shareholder, regulatory and various governmental agencies' approval.

     Xertain is a Delaware corporation formed in 1999 to market gaming products and to manage casino properties, primarily in Indian gaming and other limited jurisdictions.

     Management believes the proposed merger of Xertain into IGCA has produced substantial improvements to the financial results for the last two quarters of 2000 and has enhanced the future viability of the Company as follows:

     1. Sales revenues have increased dramatically because of new marketing strategies and relationships with customers and distributors.

     2. New manufacturing management and techniques have resulted in lower product costs and created operational efficiencies for the production, service and distribution of the Company's products.

     3. Numerous technology advancements and professional product plans have favorably influenced customers, suppliers and distributors. This influence also has triggered numerous proposals for joint venture activities in the international marketplace as well as in the established United States gaming markets.

     4. A comprehensive investor relations program has been launched for the current and future benefit of IGCA emphasizing the Company's new sales and marketing initiatives and management team.

     The Company's primary target markets have historically been gaming jurisdictions in North America, including the states of Arizona, Colorado, Iowa, Louisiana, Mississippi, Minnesota, Nevada, New Mexico, South Dakota, North Carolina and international markets such as Australia and Holland. The Company has submitted and has pending applications in Connecticut, New Jersey, Illinois and Indiana. Previously registered with Alberta, Manitoba, Saskatchewan, Quebec and the Atlantic Lottery Corporation, the Company has applications pending in British Columbia, Ontario and Nova Scotia. As of December 2000, the Company's single player video slot machine has been approved for sale in Colorado, Iowa, Louisiana, Minnesota, New Mexico, Nevada and California.

     The Company distributes its products directly and through the use of distributors, primarily on a cash sales basis. In jurisdictions allowing the company to undertake the activities, the Company places its products under lease, sales (cash or extended payment terms) or participation agreements. Under participation agreements the Company retains ownership and shares in the net win of the games with the casino. In Colorado, the Company currently sells or leases its products through the use of a distributor.

     The Company believes that its gaming machines will appeal to casinos, clubs, lotteries and slot route operators seeking to enhance the entertainment experience by providing new and unique forms of gaming.

BUSINESS STRATEGY

     The present business model for the Company contains three components, structured to add support to the research and development of the Company's current products and to support and expand its international sales programs through the development of opportunities for entering new business segments. The first strategy involves the Company's recently developed multiple screen hardware and software platform, branded the VSS I-II-III. The new product, based on standard PC hardware and the Linux operating system, is believed to have applications not only in the gaming industry but also in non-gaming based kiosk applications. The management of the Company is currently exploring opportunities for the new VSS I-II-III platform outside of the casino gaming environment that previously were not considered.

     The second new business strategy is directly related to the proposed merger with Xertain. As Xertain identifies opportunities for managing casinos in Indian gaming and other limited jurisdictions, IGCA will work to establish exclusive rights for supplying gaming equipment to those properties, thus enhancing the market for the Company's products. The Company has determined that this business segment is extremely important to the future development of the Company's base of operations and has committed to the development of this segment beginning in 2001.

     The third segment of the new business strategy is focused on the development of reliable product financing alternatives for the end users of the Company's products. This important area of opportunity is currently under development and the Company is exploring alternatives for funding and provision for the operational requirements of this program.

PRODUCTS

     The Company's product development strategy is to develop and maintain a competitive advantage by focusing on three key elements: (a) exercising sufficient control over the development and manufacturing process to enable quick reaction to the ever-changing technology environment; (b) licensing the Company's developed operating system to competitive companies, creating a de-facto industry standard operating system for the gaming industry; and (c) concentrating efforts on development of gaming machine platforms and games that are protected by patents or other property rights to maintain an exclusive or dominant position in the market.

     The Company has two primary product lines: multi-player/multi-station video gaming machines and single player video slot machines incorporating a state of the art operating system enabling superior graphics and sound capabilities.

MULTI-PLAYER/MULTI-STATION VIDEO TABLE GAMES

     BJ BLITZ(TM) AND LIVE VIDEO BLACKJACK(R) are electronic audio/video multi-player blackjack games. Each blackjack machine consists of a central "dealer" and three or five "player" stations that face the dealer in a semicircle, in the same configuration as a live action blackjack table. The dealer and each player station have video display screens. The dealer screen displays the cards as they are shuffled and dealt, and the dealer's hand. The electronic dealer directs the action with spoken instructions, and indicators flash on the video display screen of the player whose turn it is to bet. Each player station has lighted controls that the players can push to hit, stand, bet, double down, split or buy insurance. Between games, players can also push buttons to display the rules and the odds. The machines incorporate electronically generated voices, sound effects, lights and music into the game. A "21 Stud" game is offered by the Company on the blackjack game platform. "21 Stud" is an automated blackjack game with a stud poker game player option. At the end of each hand of blackjack, the player has a chance at additional awards according to a five-card poker hand completed from the dealer's original hand. These blackjack games accounted for an aggregate of 26% of sales in 2000, 21% of sales in 1999, and 40% in 1998.

     HOT SHOT DICE(TM) AND LIVE VIDEO CRAPS(R) are electronic craps machines management believes are the first entirely electronic multi-player video craps games in the world, which consist of a rectangular table that is approximately half the size of a live action craps table, with a lighted canopy. Each table accommodates six players, two on each side, and one at each end. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a craps tabletop. Each player has a hand-sized trackball that the player rotates with his palm to roll the dice. The trackball also controls a video "hand" that the player moves around the playing field to place his bet of video "chips" in the appropriate spot. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly colored video hand and chips. The video rolling dice are superimposed on the playing field and the roll of the dice responds to the force and direction with which the player spins the track ball. The game incorporates sound effects such as rolling dice, and visual effects such as a croupier rake that wipes away chips, in addition to electronically generated voices, music and flashing lights. These electronic craps games accounted for an aggregate of 5% of sales in 2000, 12% of sales in 1999, and 0% of sales in 1998.

     LIGHTNING STRIKE(TM) ROULETTE AND LIVE VIDEO ROULETTE(R) are roulette machines that management believes are the first entirely electronic multi-player video roulette games in the world, which consist of a rectangular table that is approximately half the size of a live action roulette table. The table accommodates five players, two on each side and an additional player at one end. The other end of the table has a stand-up cabinet that incorporates a 29-inch video monitor that employs what the Company believes is the most advanced computer graphics available in the industry today. On the top of the cabinet, a simulated roulette wheel is displayed that incorporates rotating lights coordinated with the play of the game. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a roulette table betting field. Each player has a hand-sized trackball that the player rotates with his palm to control a video hand that the player moves around the playing field to place his bet of video "chips" in the appropriate spot. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly colored video hand and chips. The cabinet video monitor displays sharp, 3 dimensional graphics of rotating dealers, roulette wheel action, betting, instructional game play features, and game summary data. These roulette games accounted for an aggregate of 30% of sales in 2000, 20% of sales in 1999, and 38% in 1998.

SINGLE PLAYER VIDEO SLOT MACHINES

     This new series of single game slot machines incorporates a unique PC based platform. The Company believes the operating system and game software provides very powerful performance gains and excellent cost advantages over traditional gaming operating systems. Its modular software structure enables rapid development of new game personalities without affecting basic machine functions. This quick game development capability overcomes a current video slot problem, in that the games are not easily modified/ customized as required by most customers. The single game product line currently incorporates the titles of Monster Money, Area 51 and Tiki Treasure with additional titles under development. Single player games accounted for an aggregate of 30% of sales in 2000, 21% of sales in 1999, and 9% in 1998.

VSS I-II-II

     The Company's newest product line scheduled for release in the 4th quarter of 2001, the VSS I-II-II incorporates all of the advantages of the single game operating system in addition to a newly designed hardware platform incorporating a multiple monitor array application, that eliminates the use of static screened graphics for game identification, pay tables, and other traditional uses in gaming machines. The modularity of the VSS I-II-III hardware platform is significant as the game has multiple applications in the casino industry. The platform additionally conforms to design specifications for use in the Company's multi-game products as well as an Internet kiosk terminal. The Company has initiated efforts for patent protection on several elements of this new platform.

MANUFACTURING AND SUPPLY ARRANGEMENTS

     The Company's current multi-game products are assembled at its production facility in Reno, Nevada, and the recent single game platform games are assembled in Las Vegas, Nevada at the Company's corporate headquarters. The products collectively are assembled utilizing various parts and components from a large base of vendors. The Company has developed new technology to replace the electronic components previously purchased from its Japanese Multi game vendor and the Company has identified alternate sources of supply for significant parts and components in the event any of its current vendors fail to meet order requirements.

INTELLECTUAL PROPERTY

     The Company has spent considerable effort and expense developing and implementing its proprietary operating system software for slot machine operations. This software revolves around the Linux operating system and Java software and operates on standard PC computer hardware platforms and proprietary interface circuits. The Company has filed for patent protection for these technologies.

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

DISTRIBUTORSHIP AND SALES AGENCY ARRANGEMENTS

     The Company distributes and/or anticipates distributing its products both directly to gaming markets and through licensed distributors. In certain jurisdictions the Company may use an existing licensed distributor to sell its products pursuant to any necessary Tribal or regulatory transaction approvals.

     In February 1996, the Company entered into an exclusive distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia for the marketing and distribution of multi-player games in Australia, New Zealand, and neighboring South Pacific jurisdictions. Pursuant to this agreement, the Company sold an aggregate of 99 games in 1997, 86 games in 1998 and no games in 1999. Due to the declining multi-player game sales in their territory, the Company and Aristocrat terminated the distribution agreement in March 2000.

     The Company has submitted its applications for licensure in New Jersey and Connecticut, and will apply for approval of its various games. Once the Company is able to sell product in these jurisdictions, it will be represented by Par 4 ("Agent") under terms of a two-year exclusive agency agreement entered into in January 1999. Under the agreement, the agent will represent certain of the Company's products for sale in Atlantic City, New Jersey and Connecticut. As of December 2000, the applications for licensure are still pending and the Company expects to renew its agency agreement with Par 4.

SIGNIFICANT CUSTOMERS

     During 2000, the Company made sales to Delta Automation and Casino Arizona accounting for 22.26% and 12.76% of gross sales respectively. During 1999, the Company made sales to one customer, a distributor, Black Hills Novelty Co., which accounted for 18.9% of sales for the year. During 1998, a majority of the Company's sales were to a distributor, Aristocrat Leisure Industries, which accounted for 54.1% of sales.

COMPETITION

     Many gaming equipment companies, several of which are large and well established, supply the casino and video lottery industries with video gaming machines and other gaming equipment. Management believes that Aristocrat, Alliance Gaming, International Game Technology, Casino Data Systems and WMS Gaming are among the largest and most-established gaming machine suppliers. Management believes that none of these companies currently offer video gaming machines that are similar to the Company's multi-station products. However, Sigma Games distributes a multi-player horserace game. Furthermore, the Company's single game product is currently in competition with products developed by all of the above-mentioned companies and there can be no assurance that the single player games developed by the Company will have continued acceptance in such competitive markets. There can be no assurance that these competitors, or another competitor, will not develop gaming machines that are similar to the Company's multi player gaming machines in the future.

REGULATION

     GENERAL -- The manufacture, sale and distribution of gaming machines are subject to various federal, state, county, tribal, municipal and international laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but primarily concern the responsibility, financial stability and character of gaming equipment manufacturers and distributors, as well as persons financially interested or involved with gaming equipment manufacturers and distributors. Furthermore, regulations also require various technical standards and specifications approval and adherence, which are conducted by state and/or private laboratories. There are substantial similarities in the basic provisions, which are described below. In the future, Regulatory Authorities may also significantly curtail or eliminate gaming in jurisdictions that currently or hereafter allow gaming.

     INDIAN GAMING -- The operation of gaming on Indian land, including the terms and conditions of contracts to sell or lease gaming equipment to Indian tribes, is subject to the Indian Gaming Regulatory Act of 1988 ("IGRA"), which has delegated oversight responsibility to the Bureau of Indian Affairs (the "BIA") and the National Indian Gaming Commission ("NIGC"), and also is subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the BIA. The regulations and guidelines under which the BIA and the National Indian Gaming Commission will administer IGRA are incomplete and evolving. IGRA is subject to interpretation by the Secretary of the Interior and the NIGC and may be subject to judicial and legislative clarification or amendment.

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

     Class II gaming includes bingo and, additionally, pull tabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at a location where bingo is played. Class II gaming explicitly excludes electronic or electromechanical facsimiles of any games of chance or slot machines of any kind. This classification is also reserved for tribal regulation, but under federal oversight. Class II gaming is permitted on Indian land if: (i) the state in which the Indian gaming is located permits such gaming for any purpose by any person, (ii) the gaming is not otherwise specifically prohibited on Indian land by federal law, (iii) the gaming is conducted in accordance with a tribal ordinance which has been approved by the Chairman of the NIGC (provided that gaming may be conducted under unapproved ordinances or resolutions adopted prior to the enactment of IGRA unless and until such ordinances or resolutions are disapproved by the Chairman), (iv) an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming (subject to certain exceptions), (v) the primary management officials, key employees and the facility are tribally licensed; and (vi) several other specified requirements are met, including the existence of any adequate system which ensures background investigations are conducted on primary management officials, all contracts for supplies, services or concessions in excess of $25,000 annually are subject to independent audit and the construction and maintenance of the gaming facility is conducted in a manner which adequately protects the environment and the public health and safety.

     Class III gaming includes all other forms of gaming, such as video casino games (e.g., video slots, video blackjack), slot machines, table games (e.g., blackjack, craps, roulette), and other gaming (e.g., sports betting and pari-mutuel wagering). The machines manufactured and distributed by the Company are classified as Class III gaming devices. Class III gaming is permitted on Indian land only if such activity is: (i) authorized by a tribal ordinance meeting the requirements of IGRA and approved by the

Chairman of the NIGC (provided that gaming may be conducted under unapproved ordinances or resolutions adopted prior to the enactment of IGRA unless and until such ordinances or resolutions are disapproved by the Chairman), (ii) located in a state that permits gaming defined as Class III by any person for any purpose, (iii) governed by requirements similar to those described for Class II gaming, and (iv) conducted in compliance with the terms of a written tribal-state compact entered into between the Indian tribe and the state in which the subject gaming is located and which has been approved by the Secretary.

     TRIBAL ORDINANCES -- Under IGRA, except to the extent otherwise provided in a tribal-state compact, Indian tribal governments have primary regulatory authority over gaming on land within the tribe's jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations regarding gaming. Such ordinances and regulations must be consistent with IGRA and with any applicable tribal-state gaming compact, and cannot impose criminal penalties upon non-Indians. However, the civil remedies imposed by such tribal government regulations, if otherwise valid, will likely apply to the Company and its employees and customers. Tribal ordinances also require participants involved in Indian gaming enterprises to obtain tribal licenses. The Company as a manufacturer/distributor of gaming equipment is usually required to obtain a tribal license before making any equipment sales. Management companies and their officers, directors and significant shareholders are also subject to licensing requirements. Tribes have great discretion to deny such licenses, fail to renew current licenses or revoke such licenses. An Indian tribe has the right to revoke any tribal gaming ordinance and, pursuant to such revocation, render Class III gaming illegal on the lands of the tribe.

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

     UNITED STATES CODE SECTION 81 -- Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value in consideration of services for said Indians relative to their lands unless such contract or agreement be executed and approved' by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform to the requirements of Section 81 will be void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture.

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

NEW JERSEY

     The manufacture and distribution of slot machines and casino gaming activities in New Jersey are subject to extensive state regulation under the New Jersey Casino Control Act, N.J.S.A. 5:12-1 et seq. (the "New Jersey Act"). The New Jersey Act created the New Jersey Casino Control Commission ("New Jersey Commission"), which is authorized to decide all license applications and other matters and to promulgate regulations. The New Jersey Act also created the New Jersey Division of Gaming Enforcement (the "New Jersey Division"), which is authorized to investigate all license applications, make recommendations to the New Jersey Commission, and prosecute violations of the New Jersey Act. The New Jersey Act requires any manufacturer or distributor of slot machines to be licensed as a gaming related casino service industry ("CSI") by the New Jersey Commission prior to transacting any business with a casino. The Company's wholly owned subsidiary, Innovative Gaming, Inc. ("IGI"), has filed an application for a CSI license, but it has not yet been deemed complete by the New Jersey Commission.

     In order for the requisite CSI license to be issued to IGI and maintained, the Company's and IGI's officers, directors and key employees and all beneficial owners of five percent (5%) or more of the Company's Common Stock must be found qualified by the New Jersey Commission after an investigation by the New Jersey Division. In order to be found qualified, the Company and IGI, its officers, directors, key employees and five percent (5%) or greater shareholders must demonstrate by clear and convincing evidence their good character, honesty and integrity, and their financial stability, integrity and responsibility. However "institutional investors" (as defined in the New Jersey Act) holding five percent (5%) or more of the shares of the Company may be granted a waiver of the requirement to be found qualified by the New Jersey Commission. Any other shareholder or other person associated with the Company or IGI whom the New Jersey Commission deems appropriate, in its discretion, is also required to be qualified. If a person is required to and fails to submit for qualification or submits for qualification and is found disqualified by the New Jersey Commission, the New Jersey Commission may prohibit casinos in New Jersey from doing business with the Company and IGI.

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

OTHER JURISDICTIONS

     Each of the other jurisdictions in which the Company does business requires various licenses, permits and approvals in connection with the manufacture and/or distribution of gaming devices typically involving restrictions similar in many respects to those of Nevada.

     UNITED STATES -- FEDERAL -- The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful for a person to manufacture, deliver or receive gaming machines and components thereof across interstate lines unless that person has first registered with the Attorney General of the United States. The Company is so registered and must renew its registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure or forfeiture of equipment, as well as other penalties.

CERTAIN FACTORS

     In addition to the factors discussed elsewhere in this Report, such as regulation, competition and dependence on significant customers, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

     SHORT-TERM LIQUIDITY AND NEED FOR ADDITIONAL FINANCING -- As of April 5, 2001, the Company had cash of approximately $305,000. The Company has experienced negative cash flow from operations of $1.7 million, $5.1 million and $2.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. The Company estimates that if current sales forecasts are met its cash and anticipated funds from operations will be adequate to fund cash requirements through May 2001. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully complete any such future development and introduction. As of March 30, 2001 the Company had obtained commitments for $1 million of unsecured short-term debt financing. The Company also is currently working with two outside lenders to secure a revolving line of credit secured by the Company's receivables and inventory. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing could have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

     RISK OF FAILURE TO COMPLETE MERGER WITH XERTAIN, INC. -- In October 2000, the Company and Xertain executed a definitive merger agreement governing the Merger. The Merger is subject to shareholder and gaming regulatory approval. No assurance can be given that the Merger will be consummated.

     LACK OF PROFITABILITY -- The Company has had losses of $2.3 million in 2000, $13.5 million in 1999 and $4.7 million in 1998. The Company had its first profitable quarter since 1997 during the quarter ended September 30, 2000. Although Management is implementing plans to restore the Company to profitability, there can be no assurance these plans will be successful.

     FAILURE TO REGISTER CERTAIN SHARES -- The Registration Rights Agreements relating to the Company's recent issuances of the Company's Series E, F, and G Convertible Preferred Stock (the "Convertible Preferred Stock") require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or pay certain liquidated damages. The first of these provisions will take effect on April 30, 2001. These provisions include 2% of the gross proceeds of the Convertible Preferred Stock sold if such Common Stock is not registered by the initial due date, and 3.5% per month for each month thereafter that such Common Stock is not registered. Beginning May 1, 2001, the liquidated damages would be $103,000 and would increase substantially each succeeding month, as further disclosed in the Notes to the Company's financial statements. As of March 30, 2001, the Company has not registered such shares of Common Stock with the Securities and Exchange Commission. Unless the Company can register such shares by April 30, 2001 or obtain a waiver of such provisions from the holders of the Company's Convertible Preferred Stock, the Company will be contractually required to make such payments, which could have a material adverse impact on the Company's liquidity.

     DEVELOPMENT RISKS -- Although the Company was formed in 1991, the Company continues to face the risks, expenses and difficulties frequently encountered by new and expanding businesses, including, but not limited to, negative cash flow, initial high development costs of new products without corresponding sales pending receipt of corporate and product regulatory approvals and market introduction and acceptance of new products. There is no assurance that the Company's products will be accepted in the marketplace and that regulatory approvals will be obtained.

     PRODUCT ACCEPTANCE -- The Company's success as a gaming machine manufacturer and supplier is dependent upon numerous factors, including its ability to design, manufacture, market and service gaming machines that achieve player and casino acceptance while maintaining product quality and acceptable margins and to compete against gaming machine suppliers with greater financial resources, name recognition and established service networks and customer relationships. To date, the sales of the Company's multi-player games have been significantly lower than anticipated by the Company. In order to diversify and expand sales, the Company has begun licensing, marketing and selling single player games such as Bonus Streak. Additionally, the Company has developed other single player games such as its single player video slot machines incorporating state of the art graphics and sound. There can be no assurance that such single player games will be accepted by the market. The Company believes that it will need to develop gaming machines that offer technological advantages or unique entertainment features in order for the Company to be able to compete effectively in the gaming machine market.

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

     RAPIDLY CHANGING TECHNOLOGY -- The Company's business is characterized by rapidly changing technology and frequent new product introductions and enhancements. The Company's success as a gaming equipment manufacturer is dependent on its ability to enhance its existing products and to introduce in a timely manner new products that meet existing and future regulatory requirements and evolving customer requirements and to achieve market acceptance. There can be no assurance that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products. The Company's business will be adversely affected if the Company experiences delays in developing new products or enhancements or if such products or enhancements do not meet and receive all regulatory approvals and/or gain customer acceptance.

     FACTORS AFFECTING PROFITABILITY AND GROWTH -- All of the Company's revenues have been derived from the gaming industry. The growth of the Company's business is substantially dependent upon factors that are beyond the control of the Company, including, among others, the pace of development, changes in gaming regulation, expansion and renovation of casinos and other forms of casino gaming in new jurisdictions, and the continued popularity of casino gaming as a leisure activity. The expansion of the gaming industry has slowed in recent years and the continued expansion of gaming markets is dependent upon political, legal and other factors, which are beyond the control of the Company. As a result of these and other factors, there is no assurance of the Company's growth or profitability.

     DEPENDENCE UPON RELATIONSHIP WITH VENDORS, SUPPLIERS AND DISTRIBUTORS -- A significant interruption or delay in the delivery of components from suppliers or the loss of a significant distributor could have a material adverse effect on the Company's results of operations.

     PRODUCT PROTECTION -- The Company's products are technology-based and as such, the Company faces several intellectual property risks. The Company's business is dependent upon its ability to protect its proprietary software, hardware and other intellectual property. The Company relies primarily on a combination of non-disclosure agreements for its key employees, license agreements with its customers and suppliers and trade secret protection to protect such intellectual property. Despite the Company's precautions, it may be possible for unauthorized parties to copy or to "reverse engineer" certain portions of the Company's products or to obtain and use information that the Company believes is proprietary, Therefore, there is no assurance that precautionary steps taken by the Company in this regard will be adequate to deter misappropriation of its intellectual property or independent third party development of functionally equivalent products or that the Company can meaningfully protect its rights to such proprietary intellectual property.

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

     Second, although the Company is not aware of any infringement, the Company may be subject to claims from third parties alleging that the Company has infringed the proprietary intellectual property of such third parties. Such claims could have a material adverse effect on the Company given the costs associated with intellectual property litigation, the potential diversion of Management's resources to litigation and the risk of some injunction or other delay in the offering of the Company's products. See "Business -- Intellectual Property" for additional discussion regarding product protection.

     REVENUE VOLATILITY -- The Company's operating results have varied substantially from quarter to quarter. Revenues in any quarter are substantially dependent on regulatory approval, receipt of orders and delivery and installation in that quarter. Because the Company's staffing and operating expenses are based on anticipated revenue levels, and a high percentage of the Company's costs are fixed, in the short-term, the loss of any one order, or the failure to obtain new orders as existing orders are completed, could have a material adverse effect or cause significant fluctuations in the Company's revenues and cash flow from quarter to quarter.

     STOCK PRICE VOLATILITY AND NASDAQ LISTING -- The market price of the Company's Common Stock has been highly volatile. In order to maintain its listing on the NASDAQ Small Cap Market, the Company must maintain a closing sales price of at least $1.00 per share for a certain period of time. Since January 2, 2001 the Company's Common Stock has traded between $1.03 and $0.53 per share. No assurance can be given that the Company's Common Stock will continue to trade above the NASDAQ Small Cap Market minimum requirements or that the Company can maintain its NASDAQ Small Cap Market listing. If the Company fails to maintain the NASDAQ standards for quotation, the Company's Common Stock could be traded in the over-the-counter market, which would make it more difficult to dispose of, or obtain accurate quotations as to the price of the Company's Common Stock. In addition, the

Company could then be subject to certain rules of the Securities and Exchange Commission relating to "penny stocks". Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability of purchasers and broker-dealers to sell the stock in the open market.

     DEPENDENCE ON KEY PERSONNEL -- The Company is highly dependent upon the personal efforts and abilities of certain key personnel. The loss of the services of any of these key personnel could have a substantial adverse effect on the Company.

     UNDESIGNATED STOCK -- The Board of Directors, without action by the Company's shareholders, is authorized to designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and to establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of preferred stock and other classes of commons stock that may be issued may be superior to the rights granted to the holders of the Company's Common Stock. Further, the ability of the Board of Directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal regarding the Company, and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of Common Stock.

ITEM 2.  PROPERTIES

     The Company leases approximately 53,100 square feet of warehouse and office space in Reno, Nevada for its main facility, which includes administrative, sales, manufacturing and warehousing operations. The rent under the lease, which expires in October 2001, was approximately $288,000 in 2000, with provisions for annual rent increases. Pending completion of the Xertain merger, the Company is subleasing office and warehouse space in Las Vegas, Nevada on a month-to-month basis for $17,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

     During October 2000 the Company was named as defendant in two lawsuits in federal district court in California, alleging breach of obligations under a distribution agreement. The suit named Xertain, Inc. as a co-defendant. Management is vigorously defending this lawsuit and has filed counterclaims against the plaintiffs. It is not possible to determine the likely result of this lawsuit, nor the extent of its adverse effects on the Company if it is unsuccessful. The Company is plaintiff in a lawsuit filed in Colorado district court which alleges improper use of its proprietary technology. Although the Company believes it will be successful in this lawsuit, the possible financial effects to the Company cannot be predicted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

     Our Common Stock is traded on the NASDAQ SmallCap Market under the symbol "IGCA". Our Common Stock was also traded on the NASDAQ SmallCap Market from May 28, 1993, the date of the Company's initial public offering, through September 20, 1994. During the period from September 21, 1994 until December 22, 2000, our common stock was traded on the NASDAQ National Market.

     The following table summarizes the high and low closing sales prices per share of the Common Stock for the periods indicated as reported on the NASDAQ SmallCap Market or the NASDAQ National Market:

                                                                HIGH      LOW
                                                                -----    -----
FYE 12/31/99
  First Quarter.............................................    $1.38    $1.00
  Second Quarter............................................     2.31     1.00
  Third Quarter.............................................     2.72     1.50
  Fourth Quarter............................................     2.61     1.19

                                                                HIGH      LOW
                                                                -----    -----
FYE 12/31/00
  First Quarter.............................................    $2.56    $1.44
  Second Quarter............................................     1.81     0.56
  Third Quarter.............................................     1.06     0.56
  Fourth Quarter............................................     1.03     0.44

     On March 30, 2001, the last reported sale price for the Common Stock was $0.84 per share. As of March 30, 2001, the Company had 209 record holders of Common Stock plus an estimated 1,000 additional beneficial holders of Common Stock.

     IGCA's Board of Directors has not declared any dividend on our Common Stock since the Company's inception, and does not intend to pay out any cash dividends on its Common Stock in the foreseeable future. The Board of Directors presently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 1, 2000, the Company completed a private placement of Series E 6% Convertible Preferred Stock with an aggregate value of $4,162,500. Upon issuance, each share of Series E Preferred Stock may be converted into Common Stock at a conversion price equal to the lesser of $1.25 or 75% of the average of the closing bid prices of the Company's Common Stock as reported on NASDAQ during the five trading days immediately preceding the date of conversion. The applicable conversion price has since been reduced to equal the lesser of $0.8125 or 70% of the average of the closing bid prices of the Company's Common Stock as reported on NASDAQ during the five trading days immediately preceding the date of conversion. In connection with this offering, the Company also issued to the purchasers of Series E Preferred Stock warrants to purchase an aggregate of 416,250 shares of Common Stock. With respect to these issuances, the Company relied on the exemption from registration under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     On December 1, 2000, the Company completed a private placement of Series F 6% Convertible Preferred Stock with an aggregate value of $3,062,500, of which $2,062,500 represented an exchange of previously issued Series E Preferred Stock. Each share of Series E Preferred Stock may be converted into Common Stock at a conversion price equal to the lesser of $0.8125 or 70% of the average of the closing bid prices of the Company's Common Stock as reported on NASDAQ during the five trading days immediately preceding the date of conversion. In connection with this offering, the Company also issued to the purchaser of Series F Preferred Stock warrants to purchase an aggregate of 100,000 shares of Common Stock. With respect to these issuances, the Company relied on the exemption from registration under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     On January 5, 2001, the Company completed a private placement of Series G 6% Preferred Stock with an aggregate value of $632,000, all of which represented an exchange of previously issued Series D Convertible Preferred Stock. Each share of Series G Preferred Stock may be converted into Common

Stock at a conversion price equal to the lesser of $3.00 or 75% of the average of the closing bid prices of the Company's Common Stock as reported on NASDAQ during the five trading days immediately preceding the date of conversion. With respect to this offering, the Company relied on the exemption from registration under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     The Company has used and intends to continue to use the proceeds received from the above offerings for general working capital.

     The Company has undertaken to register for resale, on behalf of the holders of the Series E Preferred Stock, the Series F Preferred Stock, the Series G Preferred Stock and the warrants issued to the holders thereof, the shares of Common Stock issuable upon conversion of such preferred stock. In that regard, the Company filed a registration statement on Form S-3 covering the resale of such shares of Common Stock with the Securities and Exchange Commission on January 13, 2000. The Company has since filed amendments to this registration statement on May 24, 2000, January 19, 2001, and February 14, 2001. This registration statement has not been declared effective by the Commission.

ITEM 6.  SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated statement of operations, cash flow and balance sheet information for the Company as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of Innovative Gaming Corporation of America and Subsidiary (in thousands except per share data).

                                    FOR THE        FOR THE        FOR THE        FOR THE        FOR THE
                                   YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      2000           1999           1998           1997           1996
                                  ------------   ------------   ------------   ------------   ------------
Statement of operations data:
  Net sales.....................    $  8,936       $  4,026       $ 8,509        $10,292        $ 2,664
  Gross profit..................       4,045         (4,605)        1,375          3,103            529
  Operating loss................        (458)       (12,729)       (4,444)        (2,182)        (6,592)
  Net loss......................        (742)       (12,876)       (4,338)        (1,935)        (6,899)
  Net loss per common share:....       (0.23)         (1.80)        (0.63)         (0.43)         (1.09)
Cash flow data:
  Cash provided by (used for):
     Operating activities.......      (1,707)        (5,123)       (2,106)        (7,516)        (2,726)
     Investing activities.......         (98)           (38)          (92)           555          3,784
     Financing activities.......       1,986          3,684         3,297          4,486          1,038
  Increase (decrease) in cash
     and cash equivalents.......         181         (1,477)        1,099         (2,475)         2,096
Balance sheet data (end of
  period):
  Cash, cash equivalents and
     available-for-sale
     securities.................         321            140         1,617            518          5,959
  Working capital...............       6,927          4,580        12,100         12,603         11,996
  Total assets..................      11,094          8,058        17,093         18,461         15,256
  Long-term debt (net of current
     maturities)................         578          3,131           856            509             --
  Total stockholders' equity....       8,505          3,189        16,872         16,482         14,730

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and this Form 10-K contain forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: successful completion of the proposed merger with Xertain, Inc., customer acceptance of the Company's products, need for additional financing, Preferred Stock conversions, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming licenses and regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions and increased competition.

     OVERVIEW -- The Company was formed in 1991 to develop, manufacture, market and distribute multi-player and other specialty video gaming machines. The Company manufactures, markets and distributes its products to certain gaming markets worldwide. Since inception, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games. The Company has begun to expand and diversify its product line by developing and marketing single player games incorporating state of the art graphics and sound.

     As noted in Item 1-Business and the Notes to the Company's Consolidated Financial Statements, in December 1999 the Company entered into a merger agreement under which it would have been merged into nMortgage, Inc., a subsidiary of Equitex, Inc. In conjunction with this merger agreement, in February 2000 the Company entered into a separate agreement to sell substantially all of its gaming assets to Xertain, Inc. The Company subsequently determined that the merger with nMortgage was inadvisable and terminated the merger plan.

     On September 19, 2000, the Company's Board of Directors entered into a letter of intent with Xertain, Inc., whereby the Company would effect a merger with Xertain. On October 12, 2000, the Company entered into an Agreement and Plan of Merger whereby Xertain will become a wholly owned subsidiary of the Company.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     For the year ended December 31, 2000, the Company reported a net loss attributable to common shareholders of $2,278,000, or $ 0.23 per share compared to a net loss attributable to common shareholders of $13,547,000, or $1.80 per share, for the year ended December 31, 1999. Results from operations for both years have been adjusted for preferred stock accretion and preferred stock dividends paid. The reduction in net loss in 2000 was primarily due to the Company's efforts at increasing sales revenues and reducing operating costs.

SALES, COST OF SALES AND GROSS PROFIT

     Net sales were $8,936,735 during the year ended December 31, 2000 compared to $4,026,000 for the year ended December 31, 1999. This increase in sales is due to substantial increases in sales of substantially all of the Company's product lines.

     The following table presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines recorded for the years ending December 31, 2000 and 1999:

                                                 YEAR ENDED              YEAR ENDED
                                              DECEMBER 31, 2000       DECEMBER 31, 1999
                                            ---------------------   ---------------------
Sales revenue.............................  $           8,936,735   $           4,026,000
                                            ---------------------   ---------------------
Product line:.............................  Percentage of revenue   Percentage of revenue
                                            ---------------------   ---------------------
  Multi-player games......................                    61%                     53%
  Single player games.....................                    30%                     21%
  Parts sales and other...................                     6%                     17%
  Lease participation.....................                     3%                      9%
                                            ---------------------   ---------------------
       Total..............................                   100%                    100%
                                            =====================   =====================

     The Company recorded a gross margin of 45.3% in 2000 compared to a negative gross margin in 1999. The improvement in 2000 was attributable to better absorption of overhead expenses at the increased level of production. Additionally, there was a write-down of inventory of $1.8 million in 1999 due to the anticipated divestiture of the Company's gaming assets to Xertain, Inc. The Company's sales in 2000 included substantial amounts of product which had previously been included in this market write-down, which also contributed to the improved gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended December 31, 2000 were $4,503,000 compared to $6,787,000 during 1999. The decrease in expenses for 2000 was primarily attributable to substantial reductions in corporate management and engineering expenses during 2000.

INTEREST INCOME AND EXPENSE

     Net interest expense for the year ended December 31, 2000 was $284,000 compared to net interest expense of $147,000 for fiscal year 1999. Interest expense increased due to increased debt service.

PREFERRED STOCK ACCRETION ADJUSTMENT

     During 2000, the Company recorded accretion adjustments on preferred stock of $1,373,000, compared to $547,000 for 1999. These adjustments are explained more fully in the Notes to the financial statements. The increase in 2000 was attributable to the Company's increased reliance on convertible preferred stock as a means for raising additional working capital.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     For the year ended December 31, 1999, the Company reported a net loss attributable to common shareholders of $13,547,000, or $1.80 per share. The Company recorded a net loss attributable to common shareholders of $4,710,000, or $.63 per share, for the year ended December 31, 1998. Results from operations for both years have been adjusted for preferred stock accretion and preferred stock dividends paid. The increased loss in 1999 was primarily due to a write down of inventory, property and equipment and intangible assets to market value due to the Company's anticipated merger and divestiture of its gaming manufacturing assets (See Note 11 -- Agreement for Merger and Note
12 -- Subsequent Events -- Gaming Asset Divestiture Agreement), a decline in revenues and gross profit and increased expenses incurred related to the Company's efforts to develop/enhance and license its products and introduce those products into new markets.

SALES, COST OF SALES AND GROSS PROFIT

     Net sales were $4,026,000 during the year ended December 31, 1999 compared to $8,509,000 in the year ended December 31, 1998. This decline in sales was primarily due to a 66% decrease in sales of multi-player game sales from 1998 to 1999.

     The following table presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines recorded for the years ending December 31, 1999 and 1998:

                                                 YEAR ENDED              YEAR ENDED
                                              DECEMBER 31, 1999       DECEMBER 31, 1998
                                            ---------------------   ---------------------
Sales revenue.............................  $           4,026,000   $           8,509,000
                                            ---------------------   ---------------------
Product line:.............................  Percentage of revenue   Percentage of revenue
                                            ---------------------   ---------------------
  Multi-player games......................                    53%                     78%
  Single player games.....................                    21%                      9%
  Parts sales and other...................                    17%                      8%
  Lease participation.....................                     9%                      5%
                                            ---------------------   ---------------------
       Total..............................                   100%                    100%
                                            =====================   =====================

     The Company recorded a negative gross margin in 1999 compared to a gross margin of 16.2% in 1998. The negative gross margin in 1999 was primarily due to a $3,318,000 write-down of inventory to market value due to the anticipated merger and divestiture of gaming manufacturing assets, and unabsorbed labor and overhead costs attributable to lower production volume.

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

WRITE DOWN ASSETS TO MARKET VALUE

     The $1,337,000 expense recorded in 1999 represents a reduction in carrying value of the Company's property and equipment and intangible assets to the amount expected to be realized upon the closing of the anticipated divestiture of the Company's gaming assets (See Note 12 -- Subsequent Events -- Gaming Asset Divestiture Agreement).

INTEREST INCOME AND EXPENSE

     Net interest expense for the year ended December 31, 1999 was $147,000 compared to net interest income of $106,000 for fiscal year 1998. Interest expense increased due to increased debt and interest income declined due to reduced amounts invested in interest bearing accounts, and interest bearing notes receivable from the sale of products.

PREFERRED STOCK ACCRETION ADJUSTMENT

     During 1999, the Company recorded accretion adjustments on preferred stock of $547,000, compared to $297,000 for 1998. These adjustments are explained more fully in the Notes to the financial statements. The increase in 1999 was attributable to the Company's increased reliance on convertible preferred stock as a means for raising additional working capital.

LIQUIDITY AND CAPITAL RESOURCES

PREFERRED STOCK ISSUES

     The Company raised proceeds from the issuance of convertible preferred stock of $2.6 million in 2000, $3.7 million in 1999 and $2.8 million in 1998. These stock issuances are discussed more fully in the Notes to the Financial Statements. Preferred stock issuances have represented the Company's primary source of non-operating cash over the three-year period. It is anticipated that the Company will continue using preferred stock as a source for obtaining additional capital.

CONVERTIBLE DEBT FINANCING

     During 1999, three-year convertible secured notes totaling $1.5 million were issued to a group of investors including a current shareholder of the Company. Interest was payable quarterly at a rate of 12% per annum, and the notes had an original maturity date of June 1, 2002. During 2000, the holders of $1.3 million of these notes exchanged the notes for preferred stock. Additionally, the holders of $1.0 million of notes previously issued to redeem common stock exchanged their notes for preferred stock. These arrangements are more fully discussed in the Notes to the Financial Statements.

LIQUIDITY

     The Company had $321,000 and $140,000 in cash and cash equivalents as of December 31, 2000 and December 31, 1999, respectively. The Company has experienced negative cash flow from operations of $1.7 million, $5.7 million and $2.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. As of April 5, 2001, the Company had cash of approximately $305,000. The Company presently estimates that if current sales forecasts are met its cash and anticipated funds from operations will be adequate to fund cash requirements through May 2001. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully compete in the market place. As of March 30, 2001 the Company had obtained commitments for $1 million of unsecured short-term debt financing. The Company also is currently working with two outside lenders to secure a revolving line of credit secured by the Company's receivables and inventory. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

     The Registration Rights Agreements relating to the Company's recent issuances of the Company's Series E, F, and G Convertible Preferred Stock (the "Convertible Preferred Stock") require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or pay certain liquidated damages. The first of these provisions will take effect on April 30, 2001. These provisions include 2% of the gross proceeds of the Convertible Preferred Stock sold if such Common Stock is not registered by the initial due date, and 3.5% per month for each month thereafter that such Common Stock is not registered. Beginning May 1, 2001, the liquidated damages would be $103,000 and would increase substantially each succeeding month, as further disclosed in the Notes to the Company's financial statements. A registration statement relating to such Common Stock was filed February 14, 2001 but had not been declared effective as of March 30, 2001. Unless the Company can register such shares by April 30, 2001 or obtain a waiver of such provisions from the holders of the Company's Convertible Preferred Stock, the Company will be contractually required to make such payments, which could have a material adverse impact on the Company's liquidity.

COMMON STOCK REDEMPTION

     As disclosed in the Notes to the Financial Statements, during 1999 the Company repurchased a total of 1.1 million shares of its outstanding Common Stock in exchange for notes totaling $1.3 million. As noted above in "Convertible Debt Financing" the holders of these notes exchanged them for convertible preferred stock in 2000.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: the successful completion of the merger with Xertain, Inc.; ability to obtain additional financing through leasing, equity or other arrangements; the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in this Form 10-K in ITEM 1. -- BUSINESS, under the caption "Certain Factors". Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash and cash equivalents and long-term debt. The Company considers all financial instruments which are highly liquid, have original maturities of three months or less to be cash and cash equivalents which are readily convertible into cash. The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The total outstanding long-term debt of the Company as of December 31, 2000 was $714,000. The Company's long-term debt is not subject to interest rate risk because all of the Company's long-term debt has fixed rates of interest. The Company does not enter into contracts for speculative or investment purposes.

     Gains and losses on foreign currency transactions are reconciled currently in earnings. The Company's revenues from foreign markets are typically negotiated for payment in United States currency, and the Company does not consider foreign transactions to be a significant risk at this time.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Innovative Gaming Corporation of
America:

     We have audited the accompanying consolidated balance sheets of Innovative Gaming Corporation of America and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Innovative Gaming Corporation of America and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

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

Reno, Nevada
April 2, 2001

            INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                AS OF DECEMBER 31,
                                                                -------------------
                                                                 2000        1999
                                                                -------    --------
          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   321    $    140
  Accounts receivable, net of allowances of $113 and $280...      3,168         759
  Current portion of notes receivable.......................         93         188
  Inventories, net..........................................      4,123       4,576
  Prepaid expenses and other................................      1,233         655
                                                                -------    --------
       Total current assets.................................      8,938       6,318
NOTES RECEIVABLE, LESS CURRENT PORTION......................        190         268
INVESTMENT IN XERTAIN, INC..................................        989          --
PROPERTY AND EQUIPMENT, net.................................        350         707
INTANGIBLES ASSETS, net.....................................        627         765
                                                                -------    --------
       TOTAL ASSETS.........................................    $11,094    $  8,058
                                                                =======    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 1,106    $    585
  Accrued liabilities.......................................        769         561
  Notes payable -- current portion..........................        136         592
                                                                -------    --------
       Total current liabilities............................      2,011       1,738
  Notes payable -- net of current portion...................        578       3,131
                                                                -------    --------
       Total liabilities....................................      2,589       4,869
                                                                -------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 9)......................         --          --
STOCKHOLDERS' EQUITY:
  Series B Convertible Preferred Stock, $.01 par value,
     nonvoting, 4,000 shares authorized, 30 and 280 shares
     outstanding, respectively..............................         --          --
  Series C Convertible Preferred Stock, $.01 par value,
     nonvoting, 2,000 shares authorized, 630 and 900 shares
     outstanding, respectively..............................         --          --
  Series D Convertible Preferred Stock, $.01 par value,
     nonvoting, 3,000 shares authorized, 1,132 and 1,612.5
     shares outstanding, respectively.......................         --          --
  Series E Convertible Preferred Stock, $.01 par value,
     nonvoting, 400,000 shares authorized, 210,000 and 0
     shares outstanding, respectively.......................          2          --
  Series F Convertible Preferred Stock, $.01 par value,
     nonvoting, 400,000 shares authorized, 306,250 and 0
     shares outstanding, respectively.......................          3          --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 11,930,837 and 8,952,366 shares issued and
     outstanding, respectively..............................        119          90
  Additional paid-in capital................................     42,085      34,525
  Accumulated deficit.......................................    (33,704)    (31,426)
                                                                -------    --------
       Total stockholders' equity...........................      8,505       3,189
                                                                -------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........    $11,094    $  8,058
                                                                =======    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

            INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE YEAR    FOR THE YEAR    FOR THE YEAR
                                                            ENDED           ENDED           ENDED
                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                             2000            1999            1998
                                                         ------------    ------------    ------------
NET SALES............................................      $ 8,936         $  4,026        $ 8,509
COST OF SALES........................................        4,891            5,313          7,134
WRITE DOWN INVENTORY TO MARKET VALUE.................           --            3,318             --
                                                           -------         --------        -------
       Gross profit..................................        4,045           (4,605)         1,375
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........        4,503            6,787          5,819
WRITE DOWN ASSETS TO MARKET VALUE....................           --            1,337             --
                                                           -------         --------        -------
       Operating loss................................         (458)         (12,729)        (4,444)
INTEREST INCOME (EXPENSE), net.......................         (284)            (147)           106
                                                           -------         --------        -------
       Loss before income taxes......................         (742)         (12,876)        (4,338)
PROVISION FOR INCOME TAXES...........................           --               --             --
                                                           -------         --------        -------
       Net loss......................................         (742)         (12,876)        (4,338)
PREFERRED STOCK DIVIDENDS............................          163              124             75
PREFERRED STOCK ACCRETION............................        1,373              547            297
                                                           -------         --------        -------
       Net loss attributable to common
          shareholders...............................      $(2,278)        $(13,547)       $(4,710)
                                                           =======         ========        =======
LOSS PER SHARE OF COMMON STOCK.......................      $ (0.23)        $  (1.80)       $ (0.63)
                                                           =======         ========        =======
       Weighted average common shares outstanding....        9,774            7,525          7,535
                                                           =======         ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

            INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                      CONVERTIBLE                                  UNREALIZED
                                   COMMON STOCK     PREFERRED STOCK   ADDITIONAL                 GAIN/(LOSS) ON
                                  ---------------   ---------------    PAID-IN     ACCUMULATED   AVAILABLE-FOR-
                                  SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT     SALE SECURITIES    TOTAL
                                  ------   ------   ------   ------   ----------   -----------   ---------------   --------
BALANCE, DECEMBER 31, 1997......  7,535       75       --       --      29,575       (12,448)           --           17,202
  Series B preferred stock
    issued......................     --       --        3       --       2,804            --            --            2,804
  Preferred stock accretion
    adjustment..................     --       --       --       --         297          (297)           --               --
  Preferred stock dividend
    paid........................     --       --       --       --          --           (76)           --              (76)
  Net loss......................     --       --       --       --          --        (5,058)           --           (5,058)
                                  ------    ----     ----     ----     -------      --------          ----         --------
BALANCE, DECEMBER 31, 1998......  7,535       75        3       --      32,676       (17,879)           --           14,872
  Series C preferred stock
    issued......................     --       --        1       --       1,291            --            --            1,291
  Series D preferred stock
    issued......................     --       --        3       --       2,389            --            --            2,389
  Preferred stock conversions to
    common stock:
    Series B preferred stock....  1,410       14       (2)      --         (14)           --            --                0
    Series C preferred stock....    388        4       --       --          (4)           --            --                0
    Series D preferred stock....    674        7       (1)      --          (7)           --            --                0
  Series B preferred stock
    redemption..................     --       --       (1)      --      (1,100)           --            --           (1,100)
  Preferred stock accretion
    adjustments.................     --       --       --       --         547          (547)           --                0
  Preferred stock dividends.....      7       --       --       --           9          (124)           --             (115)
  Repurchase of common stock....  (1,100)    (11)      --       --      (1,302)           --            --           (1,313)
  Stock options exercised.......     38        1       --       --          40            --            --               41
  Net loss......................     --       --       --       --          --       (12,876)           --          (12,876)
                                  ------    ----     ----     ----     -------      --------          ----         --------
BALANCE, December 31, 1999......  8,952     $ 90        3     $ --     $34,525      $(31,426)           --         $  3,189
  Series E preferred stock
    issued......................     --       --      416        4       4,118            --            --            4,122
  Series F preferred stock
    issued......................     --       --      100        1         800            --            --              801
  Preferred stock conversions to
    common stock:
    Series B preferred stock....     89        1       --       --          (1)           --            --                0
    Series C preferred stock....    617        6       --       --          (6)           --            --                0
    Series D preferred stock....    826        8       --       --          (8)           --            --                0
  Preferred stock conversions to
    preferred stock:
    Series E preferred stock....     --       --     (206)      (2)     (2,058)           --            --           (2,060)
    Series F preferred stock....     --       --      206        2       2,060            --            --            2,062
  Preferred stock accretion
    adjustments.................     --       --       --       --       1,373        (1,373)           --                0
  Preferred stock dividends.....     --       --       --       --          --          (163)           --             (163)
  Stock issued for Xertain,
    Inc.........................  1,092       11       --       --         978            --            --              989
  Stock options exercised.......     30       --       --       --          33            --            --               33
  Stock issued for expenses.....    325        3       --       --         271            --            --              274
  Net loss......................     --       --       --       --          --          (742)           --             (742)
                                  ------    ----     ----     ----     -------      --------          ----         --------
BALANCE, DECEMBER 31, 1999......  11,931    $119      519     $  5     $42,085      $(33,704)           --         $  8,505
                                  ======    ====     ====     ====     =======      ========          ====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

            INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR    FOR THE YEAR    FOR THE YEAR
                                                                  ENDED           ENDED           ENDED
                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net loss.................................................      $  (742)        $(12,876)       $(4,338)
    Adjustments to reconcile net loss to cash flows used
      for operating activities --
    Depreciation and amortization..........................          593            1,194            936
    Provision for inventory obsolescence...................       (1,678)           1,170            571
    Write down inventory to market value...................         (767)           3,318             --
    Write down assets to market value......................           --            1,337             --
    Book value of fixed assets charged to cost of sales....           --               --             26
    Provision for bad debts................................           --              198             --
    Changes in operating assets and liabilities:
      Accounts and notes receivable........................       (2,236)             470            875
      Inventories..........................................        2,899               29            376
      Prepaid expenses and other...........................         (303)            (272)          (224)
      Accounts payable and accrued expenses................          527              309           (171)
      Customer deposits....................................           --               --           (157)
                                                                 -------         --------        -------
      Net cash used for operating activities...............       (1,707)          (5,123)        (2,106)
                                                                 -------         --------        -------
INVESTING ACTIVITIES:
  Release of restricted investments........................           --              700            300
  Inventory (capitalized for use in) returned from gaming
    operations.............................................           66             (511)           363
  Purchases of property and equipment......................          (84)             (77)          (255)
  Purchases of intangible assets...........................          (80)            (150)          (500)
                                                                 -------         --------        -------
      Net cash provided by (used for) investing
         activities........................................          (98)             (38)           (92)
                                                                 -------         --------        -------
FINANCING ACTIVITIES:
  Proceeds from financing agreements.......................           --            2,028            955
  Payments on long-term obligations........................         (559)            (840)          (402)
  Preferred stock dividends paid...........................          (99)            (125)           (60)
  Net proceeds from sale of common stock...................           33               40             --
  Net proceeds from sale of preferred stock................        2,611            3,681          2,804
  Payment to redeem preferred stock........................           --           (1,100)            --
                                                                 -------         --------        -------
      Net cash provided by financing activities............        1,986            3,684          3,297
                                                                 -------         --------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........          181           (1,477)         1,099
CASH AND CASH EQUIVALENTS, beginning of period.............          140            1,617            518
                                                                 -------         --------        -------
CASH AND CASH EQUIVALENTS, end of period...................      $   321         $    140        $ 1,617
                                                                 =======         ========        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for interest...................................      $   249         $    214        $     1
                                                                 =======         ========        =======
  Cash paid (refund received) for income taxes.............      $     1         $      1        $    (3)
                                                                 =======         ========        =======
  Noncash transactions:
    Preferred Stock converted to common stock..............      $ 1,008         $  2,957        $ 4,000
                                                                 =======         ========        =======
    Preferred Stock dividends paid with common stock.......      $    --         $      9        $    12
                                                                 =======         ========        =======
    Notes payable issued to redeem common stock............      $    --         $  1,313        $    --
                                                                 =======         ========        =======
    Expenses paid with common stock........................      $   274         $     --        $    --
                                                                 =======         ========        =======
    Common stock issued for investment in Xertain, Inc.....      $   989         $     --        $    --
                                                                 =======         ========        =======
    Long-term obligations converted to preferred stock.....      $ 2,310         $     --        $    --
                                                                 =======         ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

            INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS AND RISK FACTORS

     Innovative Gaming Corporation of America ("the Company") was incorporated in the State of Minnesota on September 19, 1991. The Company, through its wholly owned subsidiary, Innovative Gaming, Inc.("IGI"), is in the business of developing, manufacturing, marketing and distributing gaming equipment. The Company distributes its products to certain gaming markets worldwide.

     On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc.("Equitex"), which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 21, 1999, IGCA Acquisition Corporation was created in anticipation of this merger. On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the Company will retain 25% of the surviving corporation to the Merger on a post-merger basis. As a condition to the Merger, concurrent with the merger, the Company must divest substantially all of its gaming assets. In September 2000, the Company and Equitex terminated their merger agreement.

     Subsequent to canceling the nMortgage merger, in October 2000 the Company entered into a plan to merge Xertain, Inc. into a subsidiary of the Company. The details of this agreement are more fully described in Note 10.

     The Company has experienced negative cash flow from operations of $1.7 million, $5.1 million and $2.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. As of March 30, 2001, the Company had cash of approximately $89. The Company estimates that its cash and anticipated funds from operations will be adequate to fund cash requirements through April 2001. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully compete in the market place. As of March 30, 2001 the Company had obtained commitments for $400 of invested capital and $1 million of unsecured short-term debt financing. The Company also is currently working with two outside lenders to secure a revolving line of credit secured by the Company's receivables and inventory. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Innovative Gaming Corporation of America and its wholly owned subsidiaries, Innovative Gaming, Inc. and IGCA Acquisition Corp. All significant intercompany transactions have been eliminated.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company has provided for an allowance for doubtful accounts for the years ended December 31, 2000 and 1999, based on management's estimate of the collectibility of accounts receivable.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost with depreciation provided for using the straight-line method over the useful lives of the assets or the lease term, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation expense recorded in the years ended December 31, 2000, 1999 and 1998 was $375, $852, and $584, respectively.

                                            USEFUL LIFE       2000       1999
                                            -----------      -------    -------
Office equipment..........................  5 years          $   913    $   899
Display games.............................  5 years               66        142
Gaming operations equipment...............  2.5 years            265        790
Manufacturing equipment...................  5 years              359        359
Leasehold improvements....................  Life of lease        321        317
                                                             -------    -------
  Total property and equipment............                     1,924      2,507
  Less: Accumulated depreciation..........                    (1,256)    (1,482)
        Write down to market value........                      (318)      (318)
                                                             -------    -------
       Total property and equipment,
          net.............................                   $   350    $   707
                                                             =======    =======

INVENTORIES

     Inventories are recorded at the lower of cost or market value. Cost is determined according to the first-in, first-out accounting method. Inventories consisted of the following at December 31:

                                                              2000      1999
                                                             ------    ------
Game components and parts................................    $4,416    $5,320
Work in process..........................................       422       418
Finished goods...........................................     1,926     3,926
Inventory reserves.......................................       (91)   (1,770)
Write down to market value...............................    (2,550)   (3,318)
                                                             ------    ------
       Total inventories, net............................    $4,123    $4,576
                                                             ======    ======

INTANGIBLES

     The Company amortizes intangibles on a straight-line basis over their estimated economic lives while the technology are being utilized (See Note 5).

PRODUCT SALES/REVENUE RECOGNITION

     The Company makes product sales for cash, on normal terms of 90 days or less, and over longer term installments until the purchase price is paid. Revenues from the sale of products are recognized upon transfer of title and risk of loss to the customer. Deposits received from customers in advance of delivery are deferred.

CONCENTRATIONS OF RISK

     During 2000, the Company made sales to Delta Automation and Casino Arizona accounting for 22.26% and 12.76% of gross sales respectively. During 1999, the Company made sales to a distributor, Black Hills Novelty Co., which accounted for 18.9% of sales for the year. During 1998, a majority of the Company's sales were to one customer, a distributor, Aristocrat Leisure Industries ("Aristocrat"), which accounted for 54.1% of sales. In March 2000, the Company and Aristocrat terminated the distribution agreement. For the years ended December 31, 2000, 1999, and 1998, no other distributors or customers accounted for greater than 10% of sales.

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

     At December 31, 2000, the following concentrations of credit risk existed:

Arizona.....................................................   25%
Minnesota...................................................   21%
Holland.....................................................   21%
Nevada......................................................    7%
Iowa........................................................    6%
New Jersey..................................................    6%
Other (less than 6% each)...................................   14%
                                                              ---
       Total................................................  100%
                                                              ===

RESEARCH AND DEVELOPMENT COSTS

     The Company engages in the development of new and existing products. Research and development costs are expensed as incurred. The Company expensed approximately $1,190, $3,309 and $2,353 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts are included in selling, general and administrative expenses.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes" (SFAS No. 109), whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be removed or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     To the extent the amount deductible for income tax purposes from stock option plans exceeds the amount charged to operations for financial statement purposes, the related tax benefits are credited to capital stock when realized.

EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" -- (SFAS No. 128). The earnings per share data for all periods presented is based on weighted average common shares outstanding and on the same basis as "basic" earnings per share calculated under SFAS No. 128. Diluted earnings per share is not presented because the resulting earnings per share would be antidilutive for each period reported.

FOREIGN CURRENCY TRANSACTIONS

     Transactions that occur in currencies other than U.S. dollars are translated to U.S. dollars for financial reporting purposes. Gains and losses from this process are recorded in the results of operations.

LONG-LIVED ASSETS

     SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " established accounting standards for the recognition and measurement of impairment of long-lived assets and certain identifiable intangibles and goodwill either to be held or disposed of.

     Management reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For assets which produce future cash flows, an estimate of undiscounted future cash flows is compared to the carrying amount to determine if impairment exists. For assets which do not produce quantifiable future cash flows, such as intangibles, impairment is measured at the enterprise level. At December 31, 1999, the carrying values of long-lived assets were evaluated, and taking into consideration the planned sale of the gaming assets to Xertain, Inc. which was a prerequisite to the proposed merger with nMortgage.com, the carrying values were reduced to reflect the amount expected to be realized upon the closing of the asset sale and merger. The total impairment amount of $1,337, which is presented separately on the face of the statement of operations, was attributable to the write-down to market value of property and equipment in the amount of $318 and intangible assets in the amount of $1,019. No impairment existed at December 31, 2000 or 1998.

2.  RELATIONSHIP WITH LAKES GAMING, INC.:

     Lakes Gaming, Inc. ("LGI") (formerly Grand Casinos, Inc.) is in the business of managing and developing casinos. Lyle Berman, who was Chairman of the Board of the Company until June 24, 1998, is a principal shareholder and Chairman of the Board of LGI, and was Chief Executive Officer of LGI from October 1991 through March 1998. Mr. Berman served on the Board of Directors of the Company until July 16, 1999. Under an existing machine purchase agreement, LGI may purchase up to an aggregate of 125 of the Company's multi-station blackjack, craps and roulette games in quantity purchases at distributor level prices. Previous quantity sales were also made to LGI at distributor level prices for the purpose of testing, evaluating and marketing the Company's blackjack, craps and roulette games. Under a 1998 agreement between the Company and LGI, used multi-player machines that LGI previously purchased from the Company could be placed on consignment with the Company to be refurbished and sold into legal markets. The proceeds from sales of up to three of the consignment games could be applied to the purchase of one new Bonus Streak game from the Company and with minimum proceeds of $5,000 to be credited to LGI for each game sold by the Company. During 1998, LGI submitted 15 such used multi-player games to the Company for sale under the consignment agreement. In the first quarter of fiscal 1999, the Company delivered 5 Bonus Streak games to casinos managed by LGI in exchange for the used multi-player games submitted to the Company for sale under this agreement. The Company made sales of six Bonus Streak(TM) games and no multi-player machine sales to LGI during 1998 and no machine sales in 1999 and 2000.

     In April 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 700,000 shares of Common Stock from LGI in exchange for convertible notes totaling $875. On November 1, 2000 a portion of these notes were redeemed as discussed in Note 6.

3.  NOTES RECEIVABLE:

     The Company has granted certain customers extended payment terms under sales contracts. These contracts are generally for terms of one to five years with interest recognized at prevailing rates and are collateralized by the equipment sold. The contracts typically have no stated interest to be paid, and interest is imputed at prime plus 2%. At December 31, 2000, the face amount of notes receivable was $283. The carrying value of notes receivable approximates their fair value. The following table represents the estimated future collections of notes receivable, net of amounts to be recognized as interest income, at December 31, 2000:

                                                              ESTIMATED
                                                              RECEIPTS
                                                              ---------
YEARS ENDING DECEMBER 31,
2001........................................................    $ 93
2002........................................................      62
2003........................................................      62
2004........................................................      62
2005........................................................       4
                                                                ----
       Total................................................    $283
                                                                ====

4.  INTANGIBLE ASSETS:

     Intangible assets consisted of the following at December 31:

                                                            USEFUL LIFE       2000       1999
                                                            -----------      -------    -------
Product patent and technology rights......................  5 to 10 years    $ 3,162    $ 3,082
Nevada distribution rights................................  10 years             250        250
                                                                             -------    -------
  Total intangible assets.................................                     3,412      3,332
  Less: accumulated amortization..........................                    (1,766)    (1,548)
        write down to market value........................                    (1,019)    (1,019)
                                                                             -------    -------
       Total intangible assets, net.......................                   $   627    $   765
                                                                             =======    =======

     Amortization recorded for intangibles was $218, $977 and $352 in the years ended December 31, 2000, 1999, and 1998, respectively.

     During 1998, the Company entered into agreements with various companies to acquire rights to technology and intellectual property for use in games which the Company intends to develop, manufacture and market totaling $750. During 1999, $650 of these costs were fully written down based on management's estimation that no economic benefit would be realized in the future.

     During 2000, the Company entered into agreements with various companies to acquire rights to domain name, technology and intellectual property for use in games which the Company intends to develop, manufacture and market totaling $80.

5.  FINANCING ARRANGEMENTS:

NOTES PAYABLE

     Notes payable consists of convertible notes issued for the repurchase of Common Stock of the Company from Lakes Gaming, Inc. and another shareholder, convertible notes issued to a group of investors as part of a financial restructuring to raise operating capital, amounts owed IGT, a wholly-owned subsidiary of International Game Technology, for the purchase of slant top slot machines incorporated in the Company's Bonus Streak game, an operating capital loan from Finova Capital Corporation.

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

     In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 400,000 shares of its outstanding Common Stock, at market price, from a shareholder. The Company entered into a Stock Redemption Agreement with such shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four year convertible note in the amount of $438 and a warrant to purchase 50,000 shares of the Company's Common Stock. On November 1, 2000, $437 was converted to series E preferred stock. In April 1999, the Company redeemed 700,000 shares of Common Stock from Lakes Gaming, Inc. in exchange for a four year convertible note in the amount of $875 and a warrant to purchase 87,500 shares of the Company's Common Stock. This redemption was also to expedite the timing of gaming regulatory approval in certain jurisdictions. These notes are unsecured, pay interest of 5% per annum and are convertible to Common Stock of the Company at $1.09375 and $1.25 per share, respectively. Interest is paid quarterly on the first note and is due at maturity on the second note. The notes may not be converted in the first year following issuance. The exercise price of the warrants is the same as the conversion price of the notes. On November 1, 2000, $575 of the convertible debt was converted to series E preferred stock.

     On June 1, 1999, the Company completed a financial restructuring which included a private placement of three-year convertible secured notes totaling $1,550 issued to a group of investors. Interest on such notes is paid quarterly at a rate of 12% per annum, and the principal balance is due June 1, 2002. At any time after June 1, 2000, and until the principal balance is paid in full, the holders of the notes may convert the notes into Common Stock of the Company at a conversion price of $1.50 per share. The note holders may not convert the notes into Common Stock if such conversion would result in beneficial ownership by such note holder of more than 4.9% of the Company's issued and outstanding Common Stock. These notes are secured by the furniture, fixtures and equipment, inventory and intangible property of the Company. On November 1, 2000, $1,300 of the convertible debt was converted to series E preferred stock.

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

     The following table represents the estimated future payments of notes payable at December 31, 2000:

                                                              ESTIMATED
                                                              PAYMENTS
                                                              ---------
YEARS ENDING DECEMBER 31,
  2001......................................................     136
  2002......................................................     254
  2003......................................................       4
  2004......................................................     320
                                                                ----
       Total................................................    $714
                                                                ====

6.  STOCKHOLDERS' EQUITY:

PREFERRED STOCK

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

     Each share of Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135% of the ten-day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event a holder of Series B Preferred Stock is unable to convert shares of Preferred Stock into Common Stock at a discount because 1,505,000 shares have been issued at a discount, then the Company may either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Convertible Preferred Stock in an amount equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Series B Preferred Stock at 115% of par in cash. On June 1, 1999, the Company redeemed $1,100 of the Series B Preferred Stock at 100% of par in cash. As of December 31, 1999, shares representing $1,620 of Series B Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $280 of Series B Preferred Stock is convertible into Common Stock, at the election of the holder thereof. All outstanding shares of Series B Preferred Stock will automatically be converted into Common Stock on June 1, 2001. A holder of Series B Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

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

     The Registration Rights Agreements relating to the Company's October 1999 issuance of the Company's Series D Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $86) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. A majority of the Company's holders of Series D Convertible Preferred Stock agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment due for liquidated damages resulting from the delay in having such registration statement declared effective.

     On November 1, 2000, the Company issued a total of 416,250 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock") at a price of $10 per share in a private placement for total proceeds of $4,162, prior to any offering expenses, and warrants (the "Warrants") to acquire 210,000 shares of the Company's Common Stock at $1.00 per share. The stated par value per share is $.01, resulting in a total par value of four hundred sixteen dollars being recorded as Series E Convertible Preferred Stock, and the balance of approximately $4,118 is included in Additional Paid in Capital. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $.8125 or 70% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has reserved 1,935,255 shares of Common Stock for issuance upon conversion of the Series E Preferred Stock and 416,250 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series E Preferred Stock at 135% of par in cash if the market price is lower than $1.50 per share. A registration statement relating to such Common Stock was filed February 14, 2001 but had not been declared effective as of March 30, 2001.

     The 25% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series E Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $715, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series E Preferred Stock to the earliest conversion date. Income available to holders of Common Stock is being reduced by $715 in the fourth quarter of 2000. All outstanding shares of Series E Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

     The Registration Rights Agreements relating to the Company's November 2000 issuance of the Company's Series E Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 30, 2001 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series E Convertible Preferred Stock sold (i.e. $42) if such Common Stock is not registered by April 30, 2001 and 3.5% per month (i.e. $74) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed February 14, 2001 but had not been declared effective as of March 30, 2001.

     On November 1, 2000, the Company issued a total of 100,000 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock") at a price of $10 per share in a private placement for total proceeds of $1,000, prior to any offering expenses, and warrants (the Warrants") to acquire 100,000 shares of the Company's Common Stock at $1.00 per share. The stated par value per share is $.01, resulting in a total par value of one thousand dollars being recorded as Series F Convertible Preferred Stock, and the balance of approximately $999 is included as Additional Paid-in Capital. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series F Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $.8125 or 70% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. Concurrent with this issuance, the Company converted 206,250 shares of Series F Preferred Stock with a private investor for 206,250 shares of Series F preferred stock. The Company has reserved 2,062,096 shares of Common Stock for these issuances upon conversion of the Series F Preferred Stock and 100,000 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series F Preferred Stock at 135% of par in cash if the market price is lower than $1.50 per share. A registration statement relating to such Common Stock was filed February 14, 2001 but had not been declared effective as of March 30, 2001.

     The 30% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date of the Series F Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $250, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rat basis over the period from issuance of the Series F Preferred Stock to the earliest conversion date. Income available to holders of Common Stock is being reduces by $250 in the fourth quarter of 2000. All outstanding shares of Series F Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

     The Registration Rights Agreements relating to the Company's November 2000 issuance of the Company's Series F Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 30, 2001 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series F Convertible Preferred Stock sold (i.e. $61) if such Common Stock is not registered by April 30, 2001 and 3.5% per month (i.e. $107) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed February 14, 2001 but had not been declared effective as of March 30, 2001.

     On December 1, 2000, the Company approved the issuance of 3,000 shares of Preferred Stock as Series G 6% Convertible Preferred Stock with a par value of $.01 per share, and a stated value of $1,000 per share. As of December 31, 2000 no shares had been issued under this series.

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

     The Company accounts for both stock option plans under Accounting Principles Board ("APB") Opinion No. 25 -- "Accounting for Stock Options Issued to Employees", under which no compensation cost has been recognized. Statement of Accounting Standards No. 123 -- "Accounting for Stock-Based Compensation" (SFAS No. 123), was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS No. 123 is optional; however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's results of operations and earnings per share would have been changed to the following pro forma amounts:

                                                            2000        1999
                                                           -------    --------
Net loss:.................................  As reported    $(2,278)   $(13,547)
                                            Pro forma      $(2,633)   $(14,341)
Primary and fully-diluted EPS:............  As reported    $ (0.23)   $  (1.80)
                                            Pro forma      $ (0.26)   $  (1.91)

     A summary of the status of the 1992 Employee Stock Option and Compensation Plan at December 31, 2000, 1999 and 1998, and changes during the periods then ended is presented in the tables and narrative below:

                                  DECEMBER 31, 2000      DECEMBER 31, 1999      DECEMBER 31, 1998
                                 --------------------   --------------------   --------------------
                                             WTD AVG                WTD AVG                WTD AVG
                                  NUMBER     EX PRICE    NUMBER     EX PRICE    NUMBER     EX PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  period......................     745,000    $1.53       610,000    $1.56       825,400    $4.69
  Granted.....................     300,000     1.00       250,000     2.06       550,400     1.14
  Exercised...................     (28,000)    1.13            --       --            --       --
  Forfeited...................    (150,000)    1.88      (115,000)    2.87      (765,800)    4.63
  Expired.....................          --       --            --       --            --       --
                                 ---------              ---------              ---------
Outstanding at end of
  period......................     875,000    $1.37       745,000    $1.53       610,000    $1.56
                                 =========              =========              =========
Exercisable at end of
  period......................     875,000    $1.37       383,000    $1.30       361,800    $1.74
Weighted average fair value of
  options granted on grant
  date........................   $     .99              $    1.76              $    0.83

DETAIL COMPOSITION OF OPTIONS OUTSTANDING DECEMBER 31, 2000:

                                 AVG. CONTRACTUAL
    OPTIONS        EXERCISE       LIFE REMAINING         OPTIONS
  OUTSTANDING       PRICE            (YEARS)           EXERCISABLE
  -----------      --------      ----------------      -----------
  35,000.....      $4.00               4.29               35,000
  600,000....       1.00               8.00              600,000
  40,000.....       1.13               7.96               40,000
  200,000....      $2.0625             8.72              200,000
  -----------                                            -------
      875,000                                            875,000
  ===========                                            =======

     The fair value of each option granted under the 1992 Employee Stock Option and Compensation Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 2000, 1999 and 1998 grants: risk-free interest rate of 5.0, 6.5 and 4.9; expected dividend yield of 0.0 percent; expected lives of 5 years; expected volatility of 179.47, 121.5, and 91.5 percent, respectively.

     A summary of the status of the 1998 Non-Executive Stock Option Plan at December 31, 2000 and 1999 and changes during the periods then ended is presented in the table and narrative below:

                                                        DECEMBER 31, 2000      DECEMBER 31, 1999
                                                       -------------------    -------------------
                                                                  WTD AVG                WTD AVG
                                                       NUMBER     EX PRICE    NUMBER     EX PRICE
                                                       -------    --------    -------    --------
Outstanding at beginning of period.................    414,625     $1.36      313,050     $1.11
  Granted..........................................         --        --      194,250      1.64
  Exercised........................................     (9,975)     1.08      (37,600)     1.07
  Forfeited........................................    (89,975)     1.48      (55,075)     1.14
  Expired..........................................         --        --           --        --
                                                       -------                -------
Outstanding at end of period.......................    314,675     $1.33      414,625     $1.36
                                                       =======                =======
Exercisable at end of period.......................    180,600     $1.33      130,000     $1.23
Weighted average fair value of options granted on
  grant date.......................................    $    --                $  1.27

          DETAIL COMPOSITION OF OPTIONS OUTSTANDING DECEMBER 31, 2000:

    OPTIONS      AVG. CONTRACTUAL    LIFE REMAINING     OPTIONS
  OUTSTANDING     EXERCISE PRICE        (YEARS)       EXERCISABLE
  -----------    ----------------    --------------   -----------
     21,525           $1.00               8.02           11,475
      5,000            1.13               8.02            3,000
     38,300            1.13               7.96           34,575
     68,700            1.18               7.97           43,100
     69,000            1.06               7.97           34,600
     20,000            1.25               8.40           18,000
     49,650            1.82               8.51           34,050
     25,000            1.88               8.57           10,000
     17,500            1.88               8.85            1,800
    -------                                             -------
    314,675                                             180,600
    =======                                             =======

     The fair value of each option granted under the 1998 Non-Executive Stock Option Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1999 and 1998 grants: risk-free interest rate of 6.5 and 4.9 percent; expected dividend yield of 0.0 percent; expected life of 5 years; expected volatility of 99.5% and 92.4%, respectively.

     The Company adopted a Director Stock Option Plan (the "Director Option Plan") in 1997, pursuant to which options and other awards to acquire an aggregate of 100,000 shares of the Company's common stock may be granted. A summary of the status of the Directors Option Plan at December 31, 2000, 1999 and 1998, and changes during the periods then ended is presented in the table and narrative below:

                                       DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998
                                       ------------------   ------------------   ------------------
                                                 WTD AVG              WTD AVG              WTD AVG
                                       NUMBER    EX PRICE   NUMBER    EX PRICE   NUMBER    EX PRICE
                                       -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  period............................    99,000    $1.42      10,000    $5.13      40,000    $5.06
  Granted...........................    60,000     1.00      99,000     1.42          --       --
  Exercised.........................        --       --          --       --          --       --
  Forfeited.........................   (59,000)    1.70     (10,000)    5.13     (30,000)    5.04
  Expired...........................        --       --          --       --          --       --
                                       -------              -------              -------
Outstanding at end of period........   100,000    $1.00      99,000    $1.42      10,000    $5.13
                                       =======              =======              =======
Exercisable at end of period........    90,000    $1.00      15,000    $1.00      10,000    $5.13
Weighted average fair value of
  options granted on grant date.....   $   .96              $  1.09              $    --

          DETAIL COMPOSITION OF OPTIONS OUTSTANDING DECEMBER 31, 2000

                           AVG. CONTRACTUAL
  OPTIONS       EXERCISE    LIFE REMAINING      OPTIONS
  OUTSTANDING    PRICE         (YEARS)        EXERCISABLE
  -----------   --------   ----------------   -----------
    100,000      $1.00           6.36           90,000
    =======                                     ======

     The fair value of each option granted under the Director Stock Option Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 2000 and 1999 grants: risk-free interest rate of 5.0 and 6.5 percent; expected dividend yield of 0.0 percent; expected life of 5 years; expected volatility of 182.75% and 92.2%, respectively.

     The Company has issued stock purchase warrants with a variety of terms and conditions. The following table summarizes stock purchase warrant transactions during the period:

                                                                   EXERCISE
                                                    NUMBER          PRICES
                                                   ---------    --------------
Outstanding December 31, 1996....................    602,500      6.90 - 13.00
  Granted........................................         --                --
  Exercised......................................         --                --
  Canceled/Expired...............................         --                --
                                                   ---------    --------------
Outstanding December 31, 1997....................    602,500      6.90 - 13.00
  Granted........................................      5,000              3.19
  Exercised......................................         --                --
  Canceled/Expired...............................   (325,000)     6.90 - 13.00
                                                   ---------    --------------
Outstanding December 31, 1998....................    282,500      3.19 - 13.00
  Granted........................................  1,285,000       1.063 -2.75
  Exercised......................................         --                --
  Canceled/Expired...............................   (177,500)     7.00 - 13.00
                                                   ---------    --------------
Outstanding December 31, 1999....................  1,390,000    $1.063 - $9.00
  Granted........................................    516,250              1.00
  Exercised......................................         --                --
  Canceled/Expired...............................    (105,00)     1.063 - 3.19
                                                   ---------    --------------
Outstanding December 31, 2000....................  1,801,250    $1.063 - $9.00
                                                   =========    ==============

     At December 31, 2000, 1,341,250 warrants were exercisable. The warrants expire at various dates through November, 2005.

7.  INCOME TAXES:

     The provision for income taxes consists of the following components:

                                                        FOR THE YEAR    FOR THE YEAR    FOR THE YEAR
                                                           ENDED           ENDED           ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2000            1999            1998
                                                        ------------    ------------    ------------
Current:
  Federal.............................................   $       --      $       --      $       --
  State...............................................   $       --      $       --      $       --
                                                         ----------      ----------      ----------
       Subtotal.......................................   $       --      $       --      $       --
Deferred..............................................   $       --      $       --      $       --
                                                                 --              --              --
                                                         ----------      ----------      ----------
       Total..........................................   $       --      $       --      $       --
                                                         ==========      ==========      ==========

     The tax effects of temporary differences giving rise to the deferred items are as follows for the years ended December 31:

                                                           2000        1999
                                                         --------    --------
Deferred tax assets:
  Net operating loss carry forwards..................    $  9,697    $  8,087
  Inventory reserves.................................         503       2,045
  Other..............................................       1,500         597
                                                         --------    --------
       Total deferred tax assets.....................      11,700      10,729
       Valuation allowance...........................     (11,700)    (10,729)
                                                         --------    --------
       Deferred tax assets, net of allowance.........    $     --    $     --
                                                         ========    ========

     In accordance with SFAS No. 109, the gross deferred tax asset at December 31, 2000 and 1999, of $11,700 and $10,729, respectively, has been reduced to zero by a full valuation allowance.

     At December 31, 2000, the Company has approximately $27,707 of net operating loss carry forwards for federal income tax purposes. These losses expire beginning 2009 through 2014.

8.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

     The Company has entered into certain noncancelable operating lease agreements related to office and warehouse space and equipment. Total lease expense under operating leases was $313, $317 and $281 for the years ended December 31, 2000, 1999 and 1998, respectively. The minimum annual rental commitments under operating leases are as follows for the years ending December 31:

2001........................................................   240
2002........................................................     4
                                                              ----
       Total................................................  $244
                                                              ====

LITIGATION

     The Company is involved in legal actions in the ordinary course of its business. While no reasonable estimates of potential liability can be determined, management believes that such legal actions will be resolved without a material effect on the Company's financial position or results of operations.

EMPLOYMENT CONTRACTS

     The Company has employment contracts with various officers with remaining terms ranging from one to two years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 2000, under such contracts is approximately $337. Certain of these agreements may also include additional compensation to sales staff related to sales commission bonuses that are contingent on the amount of the Company's sales.

9.  DISTRIBUTORSHIP AND SALES AGENCY AGREEMENTS:

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

     In May 1998, the Company entered into a one-year exclusive agency agreement with Bill Engle, an individual. Under the agreement, the agent represents the Company's products for sale in the Canadian provinces of British Columbia, Ontario, Nova Scotia (for casino customers only), Saskatchewan, Alberta and Manitoba. The agent receives a commission equal to the difference between the amount received for sales initiated by the agent and prices stated in the agreement for each product. This agreement provides for up to two successive one-year terms upon the agreement of the parties and on the terms and conditions set forth in the agency agreement. In May 1999, this agreement was renewed for an additional one-year period and expired in May 2000.

     In December 1998, the Company entered into a three-year exclusive agreement with DGS, Inc. ("DGS") for the distribution and service of the Company's blackjack and 21 Stud products in the State of South Carolina. The Company and DGS will negotiate minimum sales targets for each year of the agreement. If DGS fails to purchase for resale the minimum number of units in any contract year, the Company may give notice to terminate the agreement. During 2000 the Company terminated this agreement.

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

     The Company also has an exclusive distributorship agreement with Vista Gaming Corporation.

10.  AGREEMENT FOR MERGER:

     On September 19, 2000, the Company's Board of Directors entered into a letter of intent with Xertain, Inc., whereby the Company would effect a merger with Xertain. On October 12, 2000, the Company entered into an Agreement and Plan of Merger By and Among Xertain, Inc., Innovative Gaming Corporation of America and IGCA Acquisition Corporation (the "Xertain Merger Agreement"). Pursuant to the Xertain Merger Agreement, Xertain will be merged into IGCA Acquisition Corporation, a Minnesota corporation and wholly owned subsidiary of the Company. Following the Merger, Xertain's shareholders will own 45% of the Company. Concurrent with the signing of the Xertain Merger Agreement, the Company and Xertain completed an initial closing by the issuance and mutual purchase of 9.9% of the respective companies' common stock. Final closing of the Merger is anticipated to occur in mid-2001, subject to shareholder, regulatory and various governmental agencies' approval.

11.  SUBSEQUENT EVENTS:

     On January 19, 2001 the Company authorized the issuance of 460 shares of Preferred Stock as Series H 6% Convertible Preferred Stock with a par value of $.01 per share, and a stated value of $1,000 per share.

            INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                       BALANCE     CHARGED TO    AMOUNT     BALANCE
                                                      BEGINNING    COSTS AND     WRITTEN    END OF
DESCRIPTION                                           OF PERIOD     EXPENSES       OFF      PERIOD
-----------                                           ---------    ----------    -------    -------
Reserve for inventory obsolescence and write down
  to market value:
For the year ended 12/31/98.......................     $  881        $  571      $  505     $  947
For the year ended 12/31/99.......................        947         4,488         347      5,088
For the year ended 12/31/00.......................      5,088           882       1,565      2,641

                                                                    CHARGED/
                                                      BALANCE      (CREDITED)     AMOUNT     BALANCE
                                                     BEGINNING      TO COSTS      WRITTEN    END OF
DESCRIPTION                                          OF PERIOD    AND EXPENSES      OFF      PERIOD
-----------                                          ---------    ------------    -------    -------
Allowance for doubtful notes and accounts
  receivable:
For the year ended 12/31/98......................     $  100         $    -       $   15     $   85
For the year ended 12/31/99......................         85            198            3        280
For the year ended 12/31/00......................        280              0          167        113

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information provided under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 31, 2000 and forwarded to stockholders prior to the Company's 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 2001 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 2001 Proxy Statement under the caption "Voting Securities and Principal Holders Thereof" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 2001 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

                                                             PAGE
                                                             ----
Report of Independent Public Accountants -- Kafoury,
  Armstrong & Co............................................  25
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  26
Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998................................  27
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............  28
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  29
Notes to the Consolidated Financial Statements..............  30

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

         10.1            1992 Stock Option and Compensation Plan, as amended
                         (Incorporated herein by reference to Annex B to the
                         Company's Schedule 14A filed April 24, 1997)+
         10.2            Product Development and Revenue Sharing Agreement between
                         the Company and IGT, dated November 18, 1996 (Incorporated herein by reference to Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended December 31, 1996)
                         (the "December 31, 1996 10-K")
         10.3            Lease agreement between the Company and Dermody Properties, dated July 9, 1996 (Incorporated herein by reference to
                         Exhibit 10.20 to the Company's December 31, 1996 10-K)
         10.4            Loan Agreement between the Company and Finova Capital
                         Management dated as of April 13, 1998 (Incorporated herein by reference to Exhibit 10.1 to the Company's March 31, 1998
                         10-Q)
         10.5            Form of Subscription Agreement dated June 1, 1999
                         (Incorporated herein by reference to Exhibit 10.8 to the
                         Company's Registration Statement on Form S-3 filed August 3,
                         1999)
         10.6            Securities Purchase Agreement dated October 13, 1999
                         (Incorporated herein by reference to Exhibit 10.1 to the
                         Company's Registration Statement on Form S-3 filed January
                         13, 2000)
         10.7            Form of Registration Rights Agreement dated June 1, 1999
                         (Incorporated herein by reference to Exhibit 10.9 to the
                         Company's Registration Statement on Form S-3 filed August 3,
                         1999)
         10.8            Form of Registration Rights Agreement dated October 13, 1999
                         (Incorporated herein by reference to Exhibit 10.2 to the
                         Company's Registration Statement on Form S-3 filed January
                         13, 2000)
         10.9            1997 Director Stock Option Plan (Incorporated herein by
                         reference to Annex A to the Company's Schedule 14A filed
                         April 24, 1997)
         10.10           1998 Non-Executive Employee Stock Option Plan (Incorporated
                         herein by reference to Exhibit 10.17 to the Company's report on Form 10-K for the fiscal year ended December 31,1998)
                         (the "December 31, 1998 10-K")
         10.11           Agreement between the Company and Edward G. Stevenson dated
                         January 1, 1999 (Incorporated herein by reference to Exhibit
                         10.18 to the Company's December 31, 1998 10-K)
         10.12           Agreement and Plan of Merger dated December 31, 1999, by and among nMortgage Inc., Equitex Inc., Innovative Gaming
                         Corporation of America and IGCA Acquisition Corp,
                         (Incorporated herein by reference to Annex B to the
                         Company's Schedule 14A filed March 1, 2000)
         10.13           Agreement and Plan of Merger by and among Xertain, Inc.,
                         Innovative Gaming Corporation of America and IGCA
                         Acquisition Corp, (Incorporated herein by reference to the
                         Company's Preliminary Schedule 14A filed February 15, 2001)
         21              List of Subsidiaries (Incorporated herein by reference to
                         Exhibit 21 to the Company's December 31, 1998 10-K)
         23              Consent of Kafoury, Armstrong & Co.

-------------------------

+ Agreement relates to Executive Compensation

     (b) Reports on Form 8-K.

     On October 16, 2000, the Company filed Form 8-K to report initial closing of the merger with Xertain, Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2001                     INNOVATIVE GAMING CORPORATION OF AMERICA

                                          By:     /s/ ROLAND M. THOMAS
                                            ------------------------------------
                                          Name: Roland M. Thomas
                                          Title: Chief Executive Officer and
                                          Chairman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2001.

                    NAME                                           TITLE
                    ----                                           -----

            /s/ ROLAND M. THOMAS
--------------------------------------------
              Roland M. Thomas                  Chief Executive Officer, Chief Financial
                                                Officer and Chairman (principal executive
                                                officer, principal accounting officer)
           /s/ RONALD A. JOHNSON
--------------------------------------------
             Ronald A. Johnson                  Director

            /s/ ANDREW TOTTENHAM
--------------------------------------------
              Andrew Tottenham                  Director

              /s/ THOMAS FOLEY
--------------------------------------------
                Thomas Foley                    Director

             /s/ STEVE PETERSON
--------------------------------------------
               Steve Peterson                   Director