Form 10-Q
period 2001-03-31
INNOVATIVE GAMING CORP OF AMERICA
filed 2001-05-21
CIK 897795

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                March 31, 2001
                               -----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                     .
                               -----------------     -------------------

Commission file number              0-22482                 .
                       -------------------------------------


                    INNOVATIVE GAMING CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           Minnesota                                      41-1713864
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


               333 Orville Wright Court, Las Vegas, Nevada  89119
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 614-7199
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                   4725 Aircenter Circle, Reno Nevada 89502
--------------------------------------------------------------------------------
                 (Former Address, If Changed Since Last Report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 2, 2001 there were 13,860,981 shares of Common Stock, $0.01 par value, outstanding.


================================================================================

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                 March 31, 2001



Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          March 31, 2001 (Unaudited) and December 31, 2000                      3

          Consolidated Condensed Statements of Operations -
          for the three months ended March 31, 2001
          and 2000 (Unaudited)                                                  4

          Consolidated Condensed Statements of Cash Flows -
          for the three months ended
          March 31, 2001 and 2000 (Unaudited)                                   5

          Notes to Consolidated Condensed
          Financial Statements                                                  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                            9

Part II:  Other Information

Item 1.   Legal Proceedings                                                    14

Item 2.   Changes in Securities                                                14

Item 4.   Submission of Matters to a Vote of Security Holders                  14

Item 6.   Exhibits and Reports on Form 8-K                                     14

          Signatures                                                           15

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                               March 31,   December 31,
                                                                                 2001          2000
                                                                              ----------   ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $    106       $    321
  Accounts receivable                                                             3,986          3,168
  Current portion of notes receivable                                                71             93
  Inventories                                                                     4,346          4,123
  Prepaid expenses and other                                                        644          1,233
                                                                               --------       --------
     Total current assets                                                         9,153          8,938

NOTES RECEIVABLE, LESS CURRENT PORTION                                              190            190
INVESTMENT IN XERTAIN, INC.                                                         989            989
PROPERTY AND EQUIPMENT, NET                                                         474            350
INTANGIBLE ASSETS, NET                                                              573            627
                                                                               --------       --------

              TOTAL ASSETS                                                     $ 11,379       $ 11,094
                                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                             $  1,571       $  1,106
  Accrued liabilities                                                               697            769
  Notes payable - current portion                                                    70            136
                                                                               --------       --------
     Total current liabilities                                                    2,338          2,011

  Notes payable - net of current portion                                            559            578
                                                                               --------       --------

    Total liabilities                                                             2,897          2,589
                                                                               --------       --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 30 and 30 shares outstanding, respectively             --             --
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 430 and 630 shares outstanding, respectively           --             --
   Series D convertible preferred stock, $.01 par value, nonvoting,
     3,000 shares authorized, 500 and 1,132 shares outstanding, respectively         --             --
   Series E convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 210,000 and 210,000 shares outstanding, respectively          2              2
   Series F convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 306,250 and 306,250 shares outstanding, respectively          3              3
   Series G convertible preferred stock, $.01 par value, nonvoting, 1,150
     shares authorized, 657 and O shares outstanding, respectively                   --             --
   Common stock, $.01 par value, 100,000,000 shares authorized, 11,930,837
     and 13,821,425 shares issued and outstanding, respectively                     138            119
   Additional paid-in capital                                                    42,871         42,085
   Accumulated deficit                                                          (34,532)       (33,704)
                                                                               --------       --------

     Total stockholders' equity                                                   8,482          8,505
                                                                               --------       --------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 11,379       $ 11,094
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


                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                       ---------------------
                                                                                         2001          2000
                                                                                       -------       -------
SALES                                                                                  $ 2,091       $ 1,388

COST OF SALES                                                                              608         1,102
                                                                                       -------       -------

    Gross profit                                                                         1,483           286

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                              1,240         1,206
                                                                                       -------       -------

    Income (loss) from operations                                                          243          (920)

INTEREST EXPENSE, NET                                                                       17            83
                                                                                       -------       -------

NET INCOME (LOSS)                                                                          226        (1,003)

   Preferred stock accretion adjustment                                                    267           408
   Preferred stock dividends                                                               787            36
                                                                                       -------       -------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                           $  (828)      $(1,447)
                                                                                       =======       =======


BASIC - LOSS PER SHARE OF COMMON STOCK                                                 $ (0.06)      $ (0.16)
                                                                                       =======       =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                                              13,435         8,977
                                                                                       =======       =======




See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               Three Months
                                                                              Ended March 31,
                                                                          ----------------------
                                                                            2001          2000
                                                                          -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $226       ($1,003)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                              129           231
   Provision for inventory obsolescence                                      (141)           --
   Changes in operating assets and liabilities                               (544)        1,206
                                                                          -------       -------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES                       (330)          434
                                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations         (139)           --
  Purchases of property and equipment                                         (60)           --
                                                                          -------       -------

     Cash flows used in investing activities                                 (199)           --
                                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends paid                                                            (37)
  Proceeds from sale of common stock                                                         32
  Proceeds from sale of preferred stock                                       400            --
  Payments on long-term obligations                                           (86)         (157)
                                                                          -------       -------

     Cash flows used in financing activities                                  314          (162)
                                                                          -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (215)          272

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                321           140
                                                                          -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   106       $   412
                                                                          =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                               $     6       $    83
                                                                          =======       =======

Non-cash Transactions:
  Preferred stock converted to common stock                               $   575       $   250
                                                                          =======       =======

  Penalty shares issued to preferred stockholders                         $   692       $    --
                                                                          =======       =======




See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   MARCH 31, 2001
                                    (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

(3) INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes" - (SFAS No. 109) under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company had cumulative federal net operating loss carry forwards of approximately $27,707,000 as of December 31, 1999. These losses, if not used, begin to expire in 2009 through 2014. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry forwards.

(4) EARNINGS PER SHARE

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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  MARCH 31, 2001
                                   (UNAUDITED)


(5) STOCKHOLDERS' EQUITY

During the three months ended March 31, 2001, shares representing $200,000 of Series C Convertible Preferred Stock were converted into Common Stock.

During January, 2001, the Company issued 651,757 shares of common stock to holders of Series D Convertible Preferred Stock ("Series D Preferred Stock") as payment of liquidated damages for failure to register the shares of Common Stock issuable upon conversion of such preferred shares by April 13, 2000, as required under the Registration Rights Agreements associated with the Series D Preferred Stock. The issuance of the penalty shares was recorded as an additional preferred stock dividend.

During the three months ended March 31, 2001, the Company issued total of 400 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $400,000 prior to any offering expenses, and warrants (the "Warrants") to acquire 120,000 shares of the Company's Common Stock at $.75 per share. Additionally, during January 2001, shares representing $632,000 of Series D Convertible Preferred Stock were exchanged for 632 shares of Series G Convertible Preferred Stock. This was done because prior conversions of Series D Preferred Stock had exhausted the shares of common stock reserved for issuance to Series D Preferred stockholders. The stated par value per share of Series G Preferred Stock is $.01, resulting in a total par value of ten dollars being recorded as Series G Convertible Preferred Stock, and the balance of approximately $1.0 million is included in Additional Paid-in Capital. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series G Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has reserved 1,500,000 shares of Common Stock for issuance upon conversion of the Series G Preferred Stock and 50,000 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series G Preferred Stock at 135% of par in cash if the market price is lower than the market price on the date the Series G Preferred Stock was issued. A Registration Statement related to the Common Stock to be issued has been filed by, and at the expense of, the Company pursuant to obligations contained in Registration Rights Agreements. Such Registration Statement was declared effective by the Securities and Exchange Commission on May 18, 2001.

The 25% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series G Preferred Stock was issued. The total value of the beneficial conversion feature or dividend was approximately $267,000 which reduced income available for holders of the Company's Common Stock and therefore reduced earnings per share for the three months ended March 31, 2001. All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

As of March 31, 2001, shares representing $375,000 of Series G Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $657,000 of Series G Preferred Stock is convertible into Common Stock, at the election of the holder thereof.

              INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  MARCH 31, 2001
                                   (UNAUDITED)


(6) SUBSEQUENT EVENTS

During April, 2001, the Company obtained short-term financing totaling $1.4 million from several private investors.

On April 2, 2001, the Company borrowed $300,000 on an unsecured one-year note. Interest is payable quarterly at an annual rate of 8 percent. The Company also agreed to issue 200,000 shares of its common stock as additional consideration for the loan. The shares will be treated as additional interest payments.

Also on April 2, 2001, the Company borrowed $100,000 on an unsecured one-year note. Interest is payable quarterly at an annual rate of 8 percent. The Company also agreed to issue 64,000 shares of its common stock as additional consideration for the loan. The shares will be treated as additional interest payments.

On April 12, 2001, the Company borrowed $1 million on an unsecured 90-day note. Interest is payable at 12 percent, of which $12,500 was paid in advance and the remaining $17,500 is due when the note matures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following discussion and this Form 10-Q contain forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: successful completion of the Company's proposed merger with Xertain, Inc., customer acceptance of the Company's products, need for additional financing, Preferred Stock conversions, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming licenses and regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions and increased competition.


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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 COMPARED TO MARCH 31, 2000

For the three months ended March 31, 2001, the Company recorded a net loss attributable to Common Stock shareholders of $828,000, or $.06 per share compared to a loss of $1,447,000, or $.16 per share for the three months ended March 31, 2000. The loss attributable to common shareholders for each period included adjustments for preferred stock dividends and for preferred stock accretion. The lower loss in the first quarter of fiscal 2001 was primarily attributable to higher sales volume and higher gross profit levels.

Sales, Cost of Sales and Gross Profit

Total sales for the quarter ended March 31, 2001, were $2,091,000 compared to $1,388,000 recorded in the quarter ended March 31, 2000. This increase in revenues was primarily due to an increase in sales of single player video slot machines from 2000 to 2001. The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three-month periods ended March 31, 2001 and 2000:


                                                          Three months ended      Three months ended
                                                            March 31, 2001          March 31, 2000
                                                          ------------------      ------------------
               Sales revenue                                   $2,091,000              $1,388,000
                                                               ----------              ----------

               Product line:                             Percentage of revenue: Percentage of revenue:
                                                         ---------------------- ----------------------
                    Multi-player games                             56%                    71%
                    Single player games                            38%                    17%
                    Parts sales and other                           2%                     7%
                    Lease participation                             4%                     5%
                                                                 ----                    ---
                         Total                                    100%                   100%
                                                                 ----                    ---

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

The Company recorded a gross margin of 71% for the first quarter of 2001 compared to a 21% gross margin for the first quarter of 2000. This relatively high gross margin level, which may not be repeated in future quarters, was partly attributable to better absorption of overhead expenses at the increased level of production. Additionally, there was a write-down of inventory of $1.8 million in 1999 due to the anticipated divestiture of the Company's gaming assets to Xertain, Inc. The Company's sales during the quarter ended March 31, 2001 included substantial amounts of product which had previously been included in this market write-down, which also contributed to the improved gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended March 31, 2001 were $1,240,000 compared to $1,206,000 for the three months ended March 31, 2000. The Company incurred slightly higher expenses related to the Company's efforts to develop, enhance and license its products and introduce those products into new markets.

Interest Expense

In the quarter ended March 31, 2001, net interest expense was $17,000 compared to $83,000 in the quarter ended March 31, 2000. The decreased in interest expense was a result of conversion of approximately $1.2 million of debt into preferred stock at the end of 2000.

Accumulated Deficit

The Company had an accumulated deficit of $34,532,000 as of March 31, 2001. The Company has experienced stronger demand for its products over the past three quarters, with corresponding improvements in its results from operations. However, due to the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future short-term results are highly dependent on, among other things, finance production and distribution of new products, gain customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - Continued


Liquidity and Capital Resources

Preferred Stock Issues

During the three months ended March 31, 2001, the Company issued total of 400 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock") at a price of $1,000 per share in a private placement for total proceeds of $400,000 prior to any offering expenses, and warrants (the "Warrants") to acquire 120,000 shares of the Company's Common Stock at $.75 per share. Additionally, during January 2001, shares representing $632,000 of Series D Convertible Preferred Stock were exchanged for 632 shares of Series G Convertible Preferred Stock. This was done because prior conversions of Series D Preferred Stock had exhausted the shares of common stock reserved for issuance to Series D Preferred stockholders. The stated par value per share of Series G Preferred Stock is $.01, resulting in a total par value of ten dollars being recorded as Series G Convertible Preferred Stock, and the balance of approximately $1.0 million is included in Additional Paid-in Capital. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series G Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has reserved 1,500,000 shares of Common Stock for issuance upon conversion of the Series G Preferred Stock and 50,000 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series G Preferred Stock at 135% of par in cash if the market price is lower than the market price on the date the Series G Preferred Stock was issued. A Registration Statement related to the Common Stock to be issued has been filed by, and at the expense of, the Company pursuant to obligations contained in Registration Rights Agreements. Such Registration Statement was declared effective by the Securities and Exchange Commission on May 18, 2001.

The 25% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series G Preferred Stock was issued. The total value of the beneficial conversion feature or dividend was approximately $267,000 which reduced income available for holders of the Company's Common Stock and therefore reduced earnings per share for the three months ended March 31, 2001. All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

As of March 31, 2001, shares representing $375,000 of Series G Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $657,000 of Series G Preferred Stock is convertible into Common Stock, at the election of the holder thereof.

Liquidity

The Company had $106,000 and $321,000 in cash as of March 31, 2001 and December 31, 2000, respectively. The Company has experienced negative cash flow from operations of $1.7 million, $5.1 million and $2.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. Given the relatively large fluctuations in the frequency and size of the Company's sales, the Company continues to experience significant fluctuations in its cash position. The Company presently estimates that if current sales forecasts are met, its cash and anticipated funds from operations will be adequate to fund its ongoing cash requirements through May 31, 2001. However, if current sales forecasts are not met, or if accounts receivable for such sales are not collected as anticipated, the Company may not have enough cash to fund operations and the Company would have to consider a number of strategic alternatives, including sales of additional capital stock at discounted prices or discontinue operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - Continued


There can be no assurance that the Company will be successful in achieving its current sales forecast and receivables collections, or in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations. Management believes that the costly process of product development and introduction would require the Company to seek additional financing to successfully complete any such future development.

The Registration Rights Agreements relating to the Company's issuance of its Series E Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 13, 2000 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series D Convertible Preferred Stock sold (i.e. $49,000) if such Common Stock is not registered by April 13, 2000 and 3.5% per month (i.e. $85,750) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed with the Securities and Exchange Commission on January 13, 2000. As of May 18, 2001, the registration statement relating to such Common Stock had been declared effective. A majority of the Company's holders of Series D Convertible Preferred Stock agreed to amend the Registration Rights Agreement relating to such shares to provide that the Company can issue additional shares of Common Stock, at its option, in lieu of any cash payment in the event such Common Stock was not registered by April 13, 2000 and for each month thereafter.

The Registration Rights Agreements relating to the Company's November 2000 issuance of the Company's Series E Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 30, 2001 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series E Convertible Preferred Stock sold (i.e. $42) if such Common Stock is not registered by April 30, 2001 and 3.5% per month (i.e. $74) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed February 14, 2001 and was declared effective as of May 18, 2001.

The Registration Rights Agreements relating to the Company's November 2000 issuance of the Company's Series F Convertible Preferred Stock require the Company to register the shares of Common Stock issuable upon conversion of such preferred shares within 180 days or by April 30, 2001 or pay certain liquidated damages. These provisions include 2% of the gross proceeds of the Series F Convertible Preferred Stock sold (i.e. $61) if such Common Stock is not registered by April 30, 2001 and 3.5% per month (i.e. $107) for each month thereafter that such Common Stock is not registered. A registration statement relating to such Common Stock was filed February 14, 2001 and was declared effective as of May 18, 2001.

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

                                     PART II

                                OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

      During January 2001, the Company issued 651,757 shares of common stock to holders of Series D Convertible Preferred Stock ("Series D Preferred Stock") as payment of liquidated damages for failure to register the shares of Common Stock issuable upon conversion of such preferred shares by April 13, 2000, as required under the Registration Rights Agreements associated with the Series D Preferred Stock. With respect to those issuances, the Company relied on the exemption from registration under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

      In January 2001, the Company agreed to issue a non-affiliated shareholder 187,000 shares of the Company's Common Stock in connection with payment for services to be provided to the Company. In connection with such issuance, the Company relied upon Section 4(2) of the Securities Act of 1933 for such exemption from registration.

      During the three months ended March 31, 2001, the Company completed a private placement of Series G 6% Convertible Preferred Stock with an aggregate value of $400,000. In connection with this offering, the Company also issued to such purchasers of Series G Preferred Stock warrants to purchase an aggregate of 120,000 shares of Common Stock with an exercise price of $.75 per share. Additionally, during January 2001, shares representing $632,000 of Series D Convertible Preferred Stock were exchanged for 632 shares of Series G Convertible Preferred Stock. This was done because prior conversions of Series D Preferred Stock had exhausted the shares of common stock reserved for issuance to Series D Preferred stockholders. Upon issuance, each share of Series G Preferred Stock may be converted into Common Stock at a conversion price equal to the lesser of $3.00 or 75% of the average of the closing bid prices of the Company's Common Stock as reported on NASDAQ during the five trading days immediately preceding the date of conversion. With respect to these issuances, the Company relied on the exemption from registration under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

      In April 2001, the Company issued an aggregate of 264,000 to two investors in connection with a loan of $400,000 to the Company by such investors which is evidenced by a non-convertible promissory note. In connection with such issuance, the Company relied upon Section 4(2) of the Securities Act of 1933 for such exemption from registration.

      In April 2001, the Company issued warrants to acquire 210,000 shares of the Company's Common Stock at $1.00 per share in connection with a loan of $1,000,000 to the Company by such investors which is evidenced by a non-convertible promissory note. In connection with such issuance, the Company relied upon Section 4(2) of the Securities Act of 1933 for such exemption from registration.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On January 19, 2001 the Company held its 1999 annual meeting of stockholders.

(b) The following individuals were elected as directors of the Company:

    Roland Thomas, Chairman
    Ronald A. Johnson
    Andrew Tottenham
    Thomas Foley
    Steve Peterson

(c) The following items were voted on:

                                                            Against                   Broker
                                              For        (or withheld)    Abstain    non-votes
                                           ---------     -------------    -------    ---------
    1.  Election of directors              6,649,498        101,143            0         0
    2.  1997 Directors' Option Plan
        Amendment                          6,543,353        179,168       28,220         0
    3.  1992 Stock Option Plan
        Amendment                          6,522,063        203,958       24,720         0

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K

          On February 14, 2001, the Company filed a report on Form 8-K, filing copies of documents related to the issuance of preferred stock Series E, F and G.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INNOVATIVE GAMING CORPORATION OF AMERICA


                                       /s/ Roland M. Thomas
                                       -----------------------------------------
                                           Roland M. Thomas
                                           Chief Executive Officer



Date: May 21, 2001