Form 10-Q
period 2001-06-30
INNOVATIVE GAMING CORP OF AMERICA
filed 2001-08-14
CIK 897795

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                June 30, 2001
                               -----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                     .
                               -----------------     -------------------

Commission file number              0-22482                 .
                       -------------------------------------

                    INNOVATIVE GAMING CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           Minnesota                                     41-1713864
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                 333 Orville Wright Court, Las Vegas, NV  89119
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 614-7199
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                 ----------------------------------------------
                 (Former Address, If Changed Since Last Report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 3, 2001 there were 20,040,947 shares of Common Stock, $0.01 par value, outstanding.


================================================================================

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                  June 30, 2001



Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          June 30, 2001 (Unaudited) and December 31, 2000                  3

          Consolidated Condensed Statements of Operations -
          for the three and six months ended
          June 30, 2001 and 2000 (Unaudited)                               4

          Consolidated Condensed Statements of Cash Flows -
          for the six months ended
          June 30, 2001 and 2000 (Unaudited)                               5

          Notes to Consolidated Condensed
          Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                      12

Part II:  Other Information

Item 1.   Legal Proceedings                                               17

Item 2.   Changes in Securities                                           17

Item 4.   Submission of Matters to a Vote of Security Holders             17

Item 6.   Exhibits and Reports on Form 8-K                                17

          Signatures                                                      18

            INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                               June 30,    December 31,
                                                                                 2001          2000
                                                                           -------------   ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    297       $    321
  Accounts receivable                                                             1,976          3,168
  Current portion of notes receivable                                                53             93
  Inventories                                                                     4,261          4,123
  Prepaid expenses and other                                                      1,465          1,233
                                                                               --------       --------
     Total current assets                                                         8,052          8,938

NOTES RECEIVABLE, LESS CURRENT PORTION                                            5,330            190
INVESTMENT IN XERTAIN, INC.                                                         989            989
PROPERTY AND EQUIPMENT, NET                                                         386            350
INTANGIBLE ASSETS, NET                                                              529            627
                                                                               --------       --------

              TOTAL ASSETS                                                     $ 15,286       $ 11,094
                                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Notes payable - current                                                      $  1,040       $    136
  Accounts payable                                                                2,077          1,106
  Accrued liabilities                                                               789            769
                                                                               --------       --------
     Total current liabilities                                                    3,906          2,011

  Notes payable - net of current portion                                          1,008            578
                                                                               --------       --------

    Total liabilities                                                             4,914          2,589
                                                                               --------       --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 0 and 30 shares outstanding, respectively              --             --
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 50 and 630 shares outstanding, respectively            --             --
   Series D convertible preferred stock, $.01 par value, nonvoting,
     3,000 shares authorized, 0 and 1,132 shares outstanding, respectively           --             --
   Series E convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 62,862 and 210,000 shares outstanding, respectively           1              2
   Series F convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 263,750 and 306,250 shares outstanding, respectively          3              3
   Series H convertible preferred stock, $.01 par value, nonvoting, 600
     shares authorized, 554 and O shares outstanding, respectively                   --             --
   Series I convertible preferred stock, $.01 par value, nonvoting, 600
     shares authorized, 467 and O shares outstanding, respectively                   --             --
   Common stock, $.01 par value, 100,000,000 shares authorized, 18,486,985
     and 11,930,837 shares issued and outstanding, respectively                     185            119
   Additional paid-in capital                                                    44,606         42,085
   Accumulated deficit                                                          (34,423)       (33,704)
                                                                               --------       --------

     Total stockholders' equity                                                  10,372          8,505
                                                                               --------       --------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 15,286       $ 11,094
                                                                               ========       ========




See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                Three Months                Six months
                                                                Ended June 30,             Ended June 30,
                                                           ---------------------       ---------------------
                                                             2001          2000          2001          2000
                                                           -------       -------       -------       -------
SALES                                                      $ 4,728       $ 2,387       $ 6,819       $ 3,775

COST OF SALES                                                1,722         1,329         2,330         2,431
                                                           -------       -------       -------       -------

    Gross profit (loss)                                      3,006         1,058         4,489         1,344

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                  2,455         1,195         3,694         2,401
                                                           -------       -------       -------       -------

    Income (loss) from operations                              551          (137)          795        (1,057)

INTEREST EXPENSE, NET                                         (151)          (82)         (169)         (165)
                                                           -------       -------       -------       -------

NET INCOME (LOSS)                                              400          (219)          626        (1,222)

   Preferred stock accretion adjustment                        197            --           464           408
   Preferred stock dividends                                    93            30           881            66
                                                           -------       -------       -------       -------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS      $   110       $  (249)      $  (719)      $(1,696)
                                                           =======       =======       =======       =======


BASIC - INCOME (LOSS) PER SHARE OF COMMON STOCK            $  0.01       $ (0.03)      $ (0.05)      $ (0.18)
                                                           =======       =======       =======       =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                  15,558         9,414        14,398         9,196
                                                           =======       =======       =======       =======




See Notes to Consolidated Condensed Financial Statements.

            INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               Six months
                                                                              Ended June 30,
                                                                          ---------------------
                                                                            2001         2000
                                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $  626       ($1,222)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                              210           455
   Provision for inventory obsolescence                                      (315)           --
   Changes in operating assets and liabilities                             (2,483)        1,206
                                                                          -------       -------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES                     (1,962)          439
                                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations          (23)          (33)
  Purchases of property and equipment                                        (115)           --
  Purchase of intangible assets                                               (11)          (50)
                                                                          -------       -------

     Cash flows used in investing activities                                 (149)          (83)
                                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends paid                                               --           (37)
  Proceeds from sale of common stock                                           32            33
  Proceeds from sale of preferred stock                                       471            --
  Proceeds from long-term obligations                                       1,700            --
  Payments on long-term obligations                                          (116)         (371)
                                                                          -------       -------

     Cash flows used in financing activities                                2,087          (375)
                                                                          -------       -------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (24)          (19)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                321           140
                                                                          -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   297       $   121
                                                                          =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                               $    40       $   127
                                                                          =======       =======
Non-cash Transactions:
     Preferred stock converted to common stock                            $ 3,598            --
                                                                          =======       =======

     Penalty shares issued to preferred stockholders                      $   692            --
                                                                          =======       =======

     Dividends paid with common stock                                     $   221            --
                                                                          =======       =======





See Notes to Consolidated Condensed Financial Statements.

            INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


(3) INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes" - (SFAS No. 109) under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company had cumulative federal net operating loss carry forwards of approximately $27,707,000 as of December 31, 2000. These losses, if not used, begin to expire in 2009 through 2015. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry forwards.

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

(5) STOCKHOLDERS' EQUITY

During the three months ended June 30, 2001, shares representing $30,000 of

Series B Preferred Stock, and shares representing $380,000 of Series C Preferred Stock, were converted into Series H Preferred Stock at the election of the holders thereof. In addition, shares representing $500,000 of Series D Preferred Stock were converted into Series I Preferred Stock at the election of the holders thereof. This was done because prior conversions of Series C and Series D Preferred Stock had exhausted the shares of Common Stock reserved for issuance to Series C and Series D Preferred stockholders.

During June 2001, the Company issued 554 shares of Series H Convertible Preferred Stock (the "Series H Preferred Stock") at a price of $1,000 per share in exchange for shares representing $30,000 of Series B Convertible Preferred Stock, $480,000 of Series C Convertible Preferred stock, and $44,000 of accrued dividends. This was done because prior conversions of Series B and C Preferred Stock had exhausted the shares of common stock reserved for issuance to Series B and C Preferred stockholders. The stated par value of Series H Preferred Stock is $0.01, resulting in a total par value of five dollars being recorded as Series H Convertible Preferred Stock, and the balance of approximately $500,000 is included in Additional Paid-in Capital. An annual dividend of 4% is payable quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series H Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lower of $1.27 or 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion.

The 9% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series H Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $106,786, which reduced income available for holders of the Company's Common Stock and therefore reduced earnings per share for the three months ended June 30, 2001. All outstanding shares of Series H Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's outstanding Common Stock.

During June 2001, the Company issued 527 shares of Series I Convertible Preferred Stock (the "Series I Preferred Stock") at a price of $1,000 per share in exchange for shares representing $500,000 of Series D Convertible Preferred Stock and $27,000 of accrued dividends. This was done because prior conversions of Series D Preferred Stock had exhausted the shares of common stock reserved for issuance to Series D Preferred stockholders. The stated par value of Series I Preferred Stock is $.01, resulting in a total par value of five dollars being recorded as Series I Convertible Preferred Stock, and the balance of approximately $500,000 is included in Additional Paid-in Capital. An annual dividend of 6% is payable quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series I Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 75% of the average of the closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date.

The 25% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series I Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $90,016, which reduced income available for holders of the Company's Common Stock and therefore reduced earnings per share for the three months ended June 30, 2001. All outstanding shares of Series I Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's outstanding Common Stock.

The 75% beneficial conversion feature was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series H and I Preferred Stock was issued. The total value of the beneficial conversion feature or dividend was $197,000, which reduced income available for holders of the Company's Common Stock and therefore reduced earnings per share for the three months ended June 30, 2001.

During the three months ended June 30, 2001, shares representing $1,471,380 of Series E Preferred Stock, and shares representing $425,000 of Series F Preferred Stock were converted into Common Stock. During the same period, shares representing $657,000 of Series G Preferred Stock were converted into Common Stock at the election of the holders thereof.

(6) SHORT-TERM DEBT:

During April, 2001, the Company obtained short-term financing totaling $1.7 million from several private investors as indicated below.

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

On April 12, 2001, the Company borrowed $1 million on an unsecured 90-day note. Interest is payable at 12 percent, of which $12,500 was paid in advance and the remaining $17,500 is due when the note matures. On July 10, 2001, this note was repaid with proceeds from an unsecured 30-day note payable to a bank.

On May XX, 2001, the Company borrowed $300,000 on an unsecured one-year note. Interest is payable quarterly at an annual rate of 8 percent. The Company also agreed to issue 200,000 shares of its common stock as additional consideration for the loan. The shares will be treated as additional interest payments.

(7) SALE OF RECEIVABLES:

In May 2001, the Company entered into a one-year agreement whereby it has assigned certain of its accounts receivable to a factor on a non-recourse basis. The agreement allows the Company to collect advances of 75% of the face amounts of factored invoices less factoring charges equal to two percent of the face amount of any factored invoice. Interest is charged on the outstanding advances at prime plus two percent. As security under the agreement, the Company has pledged its accounts and notes receivable, intangibles, equipment and portions of its inventories. At June 30, 2001, the Company had factored approximately $621,000 of its receivables and had received advances totaling approximately $458,000.

(8) SUBSEQUENT EVENTS:

From July 20, 2001 through August 13, 2001, the Company undertook a private placement of Series K 7% Convertible Preferred Stock to various investors comprised of institutional investors and accredited individuals. Pursuant to such private placement, the Company issued an aggregate of 4,500,000 of Series K Convertible Preferred Stock at a 25% original issue discount of the gross purchase price of the Company of 3,376,500. Each share of the Series K Convertible Preferred Stock converts to Common Stock at a conversion price equal to the average of the five lowest days of the 10 days preceding the conversion. Additionally, the Company issued warrants in the aggregate amount of 450,000 with an exercise price of $1.75.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following discussion and this Form 10-K contain forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: successful completion of the Company's proposed merger with Xertain, Inc., customer acceptance of the Company's products, need for and ability to obtain additional financing on terms favorable to the Company, Preferred Stock conversions, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming licenses and regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions, the ability of the Company to maintain its listing on the NASDAQ Stock Market, and increased competition.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

For the three months ended June 30, 2001, the Company recorded income attributable to Common Stock shareholders of $110,000, or $.01 per share, compared to a loss of $249,000, or $.03 per share, for the three months ended June 30, 2000. For the six months ended June 30, 2001, the Company recorded a loss attributable to Common Stock shareholders of $719,000, or $.05 per share, compared to a loss of $1,696,000, or $.18 per share, for the six months ended June 30, 2000. The income or loss attributable to common shareholders for each period included adjustments for preferred stock accretion and preferred stock dividends. The favorable change in operating results for the fiscal 2001 periods was primarily attributable to increased sales revenues and a partial recovery of reserves recorded in the fourth quarter of 1999 due to the planned merger with nMortgage, which was terminated in September 2000, and the related sale of the Company's gaming assets to Xertain, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
               JUNE 30, 2001 COMPARED TO JUNE 30, 2000 - CONTINUED

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended June 30, 2001, were $4,728,000 compared to $2,387,000 recorded in the quarter ended June 30, 2000. This increase in revenues was due to the sale of a $3 million one-time license of the Company's proprietary slot machine technology to Delta Automaten, a manufacturer and distributor of gaming equipment based in Holland. Total sales for the six months ended June 30, 2001, were $6,819,000 compared to $3,771,000 in the six months ended June 30, 2000. The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three and six-month periods ended June 30, 2001 and 2000:


                              Three months ended        Three months ended         Six months ended          Six months ended
                                   June 30, 2001             June 30, 2000            June 30, 2001             June 30, 2000
Sales revenue                         $4,728,000                $2,383,000               $6,819,000                $3,771,000

Product line:             Percentage of revenue:    Percentage of revenue:   Percentage of revenue:    Percentage of revenue:
                          ----------------------    ----------------------  ----------------------     ----------------------
   Multi-player games                        10%                       67%                      24%                      71%
   Single player games                       22%                       24%                      27%                      19%
   Parts sales and other                      2%                        4%                       2%                       5%
   Lease participation                        2%                        5%                       3%                       5%
   License fees                              64%                       --%                      44%                      --%
        Total                               100%                      100%                     100%                     100%



Overall Company revenues will continue to be volatile due to, among other things, the ability of the Company to continue financing its operations, fluctuations in demand for the Company's current products, market acceptance of new products introduced by the Company and the Company's ability to obtain licensing and successfully market its products in new jurisdictions.

The Company recorded gross margins of 70.9% and 63.6% for the three-month and six-month periods ended June 30, 2001, respectively, compared to 44.3% and 35.6% for the three-month and six-month periods ended June 30, 2000. The sale of a one-time license of the Company's technology had no associated direct cost, which significantly increased the gross margins for the quarter ended June 30, 2001. The gross margins for the fiscal 2001 periods were also favorably affected by reductions in inventory reserves that were recorded in the fourth quarter of 1999 due to the planned divestiture of the Company's gaming assets to Xertain, Inc. These high gross margin levels may not be repeated in future periods.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended June 30, 2001 was $2,455,000 compared to $1,195,000 for the three months ended June 30, 2000. Selling, general and administrative expense for the six months ended June 30, 2001 was $3,694,000 compared to $2,401,000 for the six months ended June 30, 2000. The increase in expenses during the second quarter of 2001 was attributable in part to approximately $193,000 of expenses related to tracking of re-priced stock options, in accordance with recent revisions of accounting standards. The Company also is incurring increased expenses related to the continuing effort to develop, enhance and license its products and introduce those products into new markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONTINUED

INTEREST EXPENSE

In the quarter ended June 30, 2001, net interest expense was $151,000 compared to $82,000 in the quarter ended June 30, 2000. For the six months ended June 30, 2001, net interest expense was $168,000 compared to $165,000 in the six months ended June 30, 2000. These increases in net interest expense were due to additional interest expense incurred on increased debt.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $34,459,000 as of June 30, 2001.
The Company has experienced stronger demand for its products over the past four quarters, with corresponding improvements in its results from operations. However, due to the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future short-term results are highly dependent on the Company's ability to, among other things, finance production and distribution new products, gain customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company had $297,000 and $321,000 in cash as of June 30, 2001 and December 31, 2000, respectively. The Company has experienced negative cash flow from operations of $1.7 million, $5.1 million and $2.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. Given the relatively large fluctuations in the frequency and size of the Company's sales, the Company continues to experience significant fluctuations in its cash position. The Company presently estimates that if current sales forecasts are met its cash, anticipated funds from operations and the proceeds from issuance of new Preferred Stock issues will be adequate to fund cash requirements through September 30, 2001. However, if current sales forecasts are not met, or if accounts receivable for such sales are not collected as anticipated, the Company may not have enough cash to fund operations and the Company would have to consider a number of strategic alternatives, including sales of additional capital stock at discounted prices or discontinued operations. There can be no assurance that the Company will be successful in achieving its current sales forecasts and receivables collections, or in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse affect on the Company, and the Company would have to consider liquidating all or part of its assets and potentially discontinuing operations. Management believes that the costly process of product development and introduction would require the Company to seek additional financing to successfully complete any such future development.

CAPITAL RESOURCES

During the quarter ended June 30, 2001, the Company raised additional capital funding through a variety of sources. In April and May, the Company raised a total of $700,000 through unsecured one-year notes payable to three individual lenders.

The Company also raised $1,000,000 through a 90-day loan from a group of private investors. This loan was refinanced in July with a 30-day loan from a bank, which was paid at maturity in August, 2001.

During the first part of August, 2001, the Company raised approximately $3.4 million through sale of Series K preferred stock to a group of private investors. The Company intends to continue pursuing additional financing alternatives to finance its existing operations and strategic growth initiatives.

Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada and Holland. In addition, statements containing expressions such as "believes", "anticipates", "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: ability to obtain additional financing through leasing, equity or other arrangements; the ability to achieve current sales forecasts, the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; the ability of the Company to maintain its listing on the NASDAQ Stock Market; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

                                     PART II

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Shuffle Master Litigation

On April 6, 2001, Innovative Gaming Corporation of America filed suit in the Second Judicial District Court of the State of Nevada In and For the County of Washoe in Reno, Nevada, against Shuffle Master, Inc. and Joseph Lahti alleging that Shuffle Master misappropriated the Company's proprietary slot operating platform in violation of the terms of a Confidentiality Agreement entered into between the Company and Shuffle Master on November 17, 1999. The complaint seeks unspecified monetary damages arising from Shuffle Master's breach of the Confidentiality Agreement. Shuffle Master has answered the complaint and the parties are in the early stages of discovery.


Item 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

In April 2001, the Company issued 130,000 shares of Common Stock to an accredited individual investor in connection with services provided by such individual to the Company. The Company relied upon Section 4(2) of the Securities Act of 1933 as an exemption from registration.

In April 2001, the Company issued warrants to acquire 100,000 shares of Common Stock with an exercise price of $.77 per share to Vista Gaming Corp.("Vista"), in connection with certain intellectual property rights acquired from Vista. In connection with such transaction, the Company also repriced 50,000 warrants previously issued to Vista on October 12, 1999 to $1.00 per share. The Company relied upon Section 4(2) of the Securities Act of 1933 as an exemption from registration.

In April 2001, the Company issued an aggregate of 264,000 shares of Common Stock to two individual accredited investors in connection with loans in the aggregate amount of $400,000 to the Company by such investors which is evidenced by non-convertible promissory notes. In connection with such issuance, the Company relied upon Section 4(2) of the Securities Act of 1933 for exemption from registration.

In April 2001, the Company issued to certain accredited investors warrants to acquire an aggregate of 210,000 shares of the Company's Common Stock at $1.00 per share in connection with a loan of $1,000,000 to the Company by an investor which is evidenced by a non-convertible promissory note. In connection with such issuance, the Company relied upon Section 4(2) of the Securities Act of 1933 for exemption from registration.

In April 2001, the Company entered into an agreement with Redwood Consultants, LLC ("Redwood") pursuant to which the Company agreed to issue to principals of Redwood (a) an aggregate of 400,000 shares of the Company's Common Stock; (b) 150,000 shares of Series J Convertible Preferred Stock ("Series J Preferred Stock") pursuant to which each share of Series J Preferred Stock can be converted into ten shares of the Company's Common Stock equal to an aggregate of 1,500,000 shares of Common Stock, and (c) warrants to acquire an aggregate of 1,500,000 shares of Common Stock at exercise prices ranging from $1.00 to $10.00 per share. Such securities, aggregating up to a maximum of 3.4 million shares of Common Stock, was given in consideration of certain investor relations services to be provided by Redwood to the Company. With respect to such issuance, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

In April 2001, the Company issued two warrants for an aggregate of 100,000 warrants to two individuals in connection with services provided by such individuals to the Company. The exercise price of such warrants is $.81 per share. The Company relied upon Section 4(2) of the 1933 Act for the exemption from registration.

In May 2001, the Company issued an aggregate of 200,000 shares of the Company's Common Stock to an accredited investor in connection with a loan of $300,000 to the Company which is evidenced by a non-convertible promissory note. In connection with such issuance, the Company relied upon Section 4(2) of the Securities Act of 1933 for the exemption from registration.

In May 2001, the Company issued shares of Series E Convertible Preferred Stock to an accredited investor convertible into a maximum of 296,886 shares of Common Stock in connection with an exchange by such investor of certain convertible promissory notes issued by the Company and held by such investor. The Series E is convertible into Common Stock at a conversion price equal to the lower of $1.25 or 75% of the average if the closing bid prices of the Common Stock as reported on Nasdaq for the five trading days immediately prior to conversion. The Company relied upon Rule 506 of Regulation D of the Securities Act of 1933 for the exemption from registration.

In May 2001, the Company issued 21,000 shares of Common Stock to Research Works, Inc. in connection with research services provided to the Company. The Company relied upon Section 4(2) of the 1933 Act for the exemption from registration.

In June 2001, the Company issued shares of Series E Convertible Preferred Stock and warrants to an accredited investor convertible into a maximum of 630,000 shares of the Common Stock in connection with an exchange by such investor of shares of convertible preferred stock held by such investor. The Company relied upon Rule 506 of Regulation D of the Securities Act of 1933 for the exemption from registration in connection with such issuance.

In June 2001, shares of the Company's Series B Convertible Preferred Stock and the Company's Series C Convertible Preferred Stock held by an institutional investor were exchanged for an aggregate of $554,000 of the Company's Series H 4% Convertible Preferred Stock ("Series H Preferred Stock"). Each share of Series H Preferred Stock may be converted into Common Stock at a conversion price equal to the lesser of $1.27 or 91% of the average of the closing bid prices of the Company's Common Stock as reported on NASDAQ during the five trading days immediately preceding the date of conversion. With respect to these issuances, the Company relied on the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933.

In June 2001, shares of the Company's Series D 6% Convertible Preferred Stock held by an institutional investor were exchanged for an aggregate of $527,000 of the Company's Series I 6% Convertible Preferred Stock ("Series I Preferred Stock"). Each share of Series I Preferred Stock may be converted into Common Stock at a conversion price equal to the lesser of $3.00 or 75% of the average of the closing bid prices of the Company's Common Stock as reported on NASDAQ during the five trading days immediately preceding the date of conversion. With respect to these issuances, the Company relied on the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933.

In June 2001, the Company issued 60,000 shares of Common Stock to Makefield Securities Corporation in connection with research services provided to the Company. The Company relied upon Section 4(2) of the 1933 Act for the exemption from registration.

In June 2001, the Company issued 200,000 shares of Common Stock to Medallion Media, LLC in connection with public relations services provided for the Company. The Company relied upon Section 4(2) of the 1933 Act for the exemption from registration.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.   On June 15, 2001 the Company helds its 2001 annual meeting of stockholders.

b.   The following individuals were elected as directors of the Company:

      Roland M. Thomas, Chairman
      Ronald A. Johnson
      Andrew Tottenham
      Thomas Foley

c.   The following items were voted on:

                                                      Against                     Broker
                                          For      (or Withheld)    Abstain     non-votes
                                      ----------   -------------   ---------    ---------
1.       Election of Directors        11,644,470         700        128,800         --
2.       1997 Directors' Option
         Plan Amendment                5,914,428     654,710         20,408         --
3.       2001 Employee Stock
         Purchase Plan Adoption        6,093,913     153,825        341,808         --


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2(1) Amendment No. 2 to Agreement and Plan of Merger by and among the Company, IGCA Acquisition Corp., and Xertain, Inc. dated March 31, 2001.

2(2) Amendment No. 3 to Agreement and Plan of Merger by and among the Company, IGCA Acquisition Corp., and Xertain, Inc. dated June 30, 2001.

3(1)      Amended and Restated Certificate of Designation of Series H 4%
          Convertible Preferred Stock.

3(2)      Amended and Restated Certificate of Designation of Series I 6%
          Convertible Preferred Stock.

3(3)      Certificate of Designation of Series J Convertible Preferred Stock.

3(4)      Certificate of Designation of Series K 7% Convertible Preferred Stock.

4(1)      Note issued to Blake Capital, Ltd. dated April 12, 2001.

10(1)     Securities Purchase Agreement dated April 12, 2001 by and between the
          Company and Blake Capital, Ltd.

10(2) Amended and Restated Consultant Agreement by and between the Company and Redwood Consultants, Ltd. effective as of April 4, 2001.

10(3) Series H/I Registration Rights Agreement by and between the Company and The Shaar Fund, Ltd. dated June 14, 2001.

10(4)     Form of Series K Registration Rights Agreement by and between the
          Company and The Shaar Fund dated August 1, 2001.

10(5)     Consultant Agreement by and between the Company and Medallion Media,
          LLC.

10(6) Form of Change of Control Agreement by and between the Company and each of Roland M. Thomas, Michael Mackenzie, Steven Peterson and
          Loren A. Piel.

10(7) Factoring Agreement dated June 19, 2001 by and between the Company and Systran Financial Services Corporation.

(b) Reports on Form 8-K

On April 27, 2001, the Company filed a Form 8-K to report that the Company had received a notice from The Nasdaq Stock Market stating that the Company's Common Stock may be delisted from the Nasdaq Small Cap Market if the Company's stock does not satisfy listing requirements for minimum bid price.

On May 11, 2001, the Company filed a Form 8-K to publish a letter issued by the Company to its stockholders.

On June 19, 2001, the Company filed a Form 8-K to publish exhibits presented at the Company's 2001 annual meeting of stockholders.

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

                                       INNOVATIVE GAMING CORPORATION OF AMERICA


                                       /s/ Roland M. Thomas
                                       ----------------------------------------
                                           Roland M. Thomas
                                           Chief Executive Officer



Date: August 14, 2001

                            FORM 10-Q EXHIBIT INDEX

2(1) Amendment No. 2 to Agreement and Plan of Merger by and among the Company, IGCA Acquisition Corp., and Xertain, Inc. dated March 31, 2001.

2(2) Amendment No. 3 to Agreement and Plan of Merger by and among the Company, IGCA Acquisition Corp., and Xertain, Inc. dated June 30, 2001.

3(1)      Amended and Restated Certificate of Designation of Series H 4%
          Convertible Preferred Stock.

3(2)      Amended and Restated Certificate of Designation of Series I 6%
          Convertible Preferred Stock.

3(3)      Certificate of Designation of Series J Convertible Preferred Stock.

3(4)      Certificate of Designation of Series K 7% Convertible Preferred Stock.

4(1)      Note issued to Blake Capital, Ltd. dated April 12, 2001.

10(1)     Securities Purchase Agreement dated April 12, 2001 by and between the
          Company and Blake Capital, Ltd.

10(2) Amended and Restated Consultant Agreement by and between the Company and Redwood Consultants, Ltd. effective as of April 4, 2001.

10(3) Series H/I Registration Rights Agreement by and between the Company and The Shaar Fund, Ltd. dated June 14, 2001.

10(4)     Form of Series K Registration Rights Agreement by and between the
          Company and The Shaar Fund dated August 1, 2001.

10(5)     Consultant Agreement by and between the Company and Medallion Media,
          LLC.

10(6) Form of Change of Control Agreement by and between the Company and each of Roland M. Thomas, Michael Mackenzie, Steven Peterson and
          Loren A. Piel.

10(7) Factoring Agreement dated June 19, 2001 by and between the Company and Systran Financial Services Corporation.