Form 10-Q
period 2001-09-30
INNOVATIVE GAMING CORP OF AMERICA
filed 2001-11-14
CIK 897795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                September 30, 2001
                               -----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------     -------------------

Commission file number              0-22482                 .
                       -------------------------------------

                    INNOVATIVE GAMING CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           Minnesota                                      41-1713864
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                 333 Orville Wright Court, Las Vegas, NV  89119
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

Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 2, 2001 there were 21,530,963 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                September 30, 2001




Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          September 30, 2001 (Unaudited) and December 31, 2000            3

          Consolidated Condensed Statements of Operations -
          for the three and nine months ended
          September 30, 2001 and 2000 (Unaudited)                         4

          Consolidated Condensed Statements of Cash Flows -
          for the nine months ended
          September 30, 2001 and 2000 (Unaudited)                         5

          Notes to Consolidated Condensed
          Financial Statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                      9

Part II:  Other Information

Item 1.   Legal Proceedings                                              13

Item 2.   Changes in Securities                                          13

Item 6.   Exhibits and Reports on Form 8-K                               13

          Signatures                                                     14




                       INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE DATA)
                                              (UNAUDITED)



                                                                            September 30,   December 31,
                                                                                 2001           2000
                                                                            -------------   ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $    373       $    321
  Accounts receivable                                                               837          3,168
  Current portion of notes receivable                                                94             93
  Inventories                                                                     4,766          4,123
  Prepaid expenses and other                                                      1,404          1,233
                                                                               --------       --------
     Total current assets                                                         7,474          8,938

NOTES RECEIVABLE, LESS CURRENT PORTION                                              127            190
INVESTMENT IN XERTAIN, INC.                                                          --            989
PROPERTY AND EQUIPMENT, NET                                                         715            350
INTANGIBLE ASSETS, NET                                                              677           627
PREPAID EXPENSES AND DEPOSITS                                                     2,040             --
                                                                               --------       --------

              TOTAL ASSETS                                                     $ 11,033       $ 11,094
                                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Notes payable - current                                                      $  1,037       $    136
  Accounts payable                                                                2,053          1,106
  Accrued liabilities                                                               942            769
                                                                               --------       --------
     Total current liabilities                                                    4,031          2,011

  Notes payable - net of current portion                                            707            578
                                                                               --------       --------

    Total liabilities                                                             4,739          2,589
                                                                               --------       --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 0 and 30 shares outstanding, respectively              --             --
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 0 and 630 shares outstanding, respectively             --             --
   Series D convertible preferred stock, $.01 par value, nonvoting,
     3,000 shares authorized, 0 and 1,132 shares outstanding, respectively           --             --
   Series E convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 60,000 and 210,000 shares outstanding, respectively           1              2
   Series F convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 243,750 and 306,250 shares outstanding, respectively          2              3
   Series J convertible preferred stock, $.01 par value, nonvoting, 1,500,000
     shares authorized, 1,500,000 and O shares outstanding, respectively              2             --
   Series K convertible preferred stock, $.01 par value, nonvoting, 5,000
     shares authorized, 4,667 and O shares outstanding, respectively                 --             --
   Common stock, $.01 par value, 100,000,000 shares authorized, 20,887,947
     and 11,930,837 shares issued and outstanding, respectively                     209            119
   Additional paid-in capital                                                    51,725         42,085
   Accumulated deficit                                                          (45,645)       (33,704)
                                                                               --------       --------

     Total stockholders' equity                                                   6,294          8,505
                                                                               --------       --------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 11,033       $ 11,094
                                                                               ========       ========



See Notes to Consolidated Condensed Financial Statements.


                           INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)


                                                                Three Months                Nine months
                                                            Ended September 30,         Ended September 30,
                                                           ---------------------       ---------------------
                                                             2001          2000          2001          2000
                                                           -------       -------       -------       -------
SALES                                                      $   697       $ 2,162       $ 7,516       $ 5,933

COST OF SALES                                                  612           944         2,943         3,371
                                                           -------       -------       -------       -------

    Gross profit (loss)                                         85         1,218         4,573         2,562

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                  8,856           962        12,550         3,363
                                                           -------       -------       -------       -------

    Income (loss) from operations                           (8,771)          256        (7,977)         (801)

INTEREST EXPENSE, NET                                         (170)          (76)         (338)         (241)
LOSS ON INVESTMENT IN XERTAIN, INC.                           (989)           --          (989)           --
                                                           -------       -------       -------       -------

NET INCOME (LOSS)                                           (9,930)          180        (9,304)       (1,042)

   Preferred stock accretion adjustment                      1,167            --         1,631           408
   Preferred stock dividends                                   125            32         1,006            98
                                                           -------       -------       -------       -------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS     $(11,222)      $   148      $(11,941)      $(1,548)
                                                           =======       =======       =======       =======


BASIC - INCOME (LOSS) PER SHARE OF COMMON STOCK            $ (0.56)      $  0.02       $ (0.73)      $ (0.17)
                                                           =======       =======       =======       =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                  20,125         9,565        16,335         9,320
                                                           =======       =======       =======       =======




See Notes to Consolidated Condensed Financial Statements.




                    INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                           (UNAUDITED)



                                                                               Nine months
                                                                           Ended September 30,
                                                                          ---------------------
                                                                            2001          2000
                                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $(9,304)      ($1,042)
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                              280           494
   Provision for inventory obsolescence                                      (317)         (578)
   Changes in operating assets and liabilities                              4,809         1,639
                                                                          -------       -------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES                     (4,532)          513
                                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations         (257)           35
  Purchases of property and equipment                                        (223)           --
  Purchase of intangible assets                                              (350)          (75)
                                                                          -------       -------

     Cash flows used in investing activities                                 (830)          (40)
                                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividends paid                                               --           (66)
  Proceeds from sale of common stock                                          339            33
  Proceeds from sale of preferred stock                                     3,496            --
  Proceeds from long-term obligations                                       2,700            --
  Payments on long-term obligations                                        (1,121)         (473)
                                                                          -------       -------

     Cash flows used in financing activities                                5,414          (506)
                                                                          -------       -------

DECREASE IN CASH AND CASH EQUIVALENTS                                          52           (33)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                321           140
                                                                          -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   373       $   107
                                                                          =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                               $    52       $   190
                                                                          =======       =======
Non-cash Transactions:
     Preferred stock converted to common stock                            $ 5,248            --
                                                                          =======       =======

     Preferred stock issued for expenses                                  $ 1,935            --
                                                                          =======       =======

     Common stock issued for expenses                                     $   977            --
                                                                          =======       =======

     Penalty shares issued to preferred stockholders                      $   692            --
                                                                          =======       =======

     Dividends paid with common stock                                     $   221            --
                                                                          =======       =======


See Notes to Consolidated Condensed Financial Statements.


           INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

(5) BAD DEBT ADJUSTMENTS

During September 2001, the Company determined that the collectibility of notes receivable from its distributor in Holland was in doubt. Therefore, the Company reserved the amounts of these notes and recorded a loss in the amount of $5,140,000. Additionally, the Company booked a bad debt adjustment of $500,000 related to a sale to another distributor that occurred in 2000. In connection with the termination of the Company's planned merger with Xertain, Inc. (Note
9), the Company also booked a bad debt adjustment of $512,000 related to advances made to Xertain.


(6) STOCKHOLDERS' EQUITY

During July 2001, the Company issued 150,000 shares of Series J Convertible Preferred Stock (the "Series J Preferred Stock") as payment for expenses totaling $1,979,000, which is being amortized over five years. Each share of the Series J Preferred Stock is convertible into 10 shares of the Company's Common Stock; there is no conversion price. The Series J Preferred Stock does not pay dividends and is not redeemable except through conversion into Common Stock. The stated par value of the Series J Preferred Stock is $.01, resulting in a total par value of $1,500 being recorded as Series J Convertible Preferred Stock, and the balance of approximately $1,978,000 is included as Additional Paid-in Capital.

During August 2001, the Company issued 4,667 shares of Series K Convertible Preferred Stock (the "Series K Preferred Stock") in exchange for net cash proceeds of approximately $3,402,000, which represented a 25% discount from the stated price of $1,000 per share, less commissions and offering costs. The stated par value of Series K Preferred Stock is $.01, resulting in a total par value of $47 being recorded as Series H Convertible Preferred Stock, and the balance of approximately $3,401,000 is included in Additional Paid-in Capital. An annual dividend of 7% is payable quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series K Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price equal to the average closing bid price of the Company's Common Stock over the five-day trading period ending the day prior to conversion.


The 25% discount from stated value was accounted for as an additional Preferred Stock dividend, which was determined on the date the Series K Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $1,167,000, which reduced income available for holders of the Company's Common Stock and therefore reduced earnings per share for the three months ended September 30, 2001. All outstanding shares of Series K Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's outstanding Common Stock.

During the three months ended September 30, 2001, shares representing $50,000 of Series C Preferred Stock were converted into Series H Preferred Stock because prior conversions of Series C Preferred Stock had exhausted the shares of common stock reserved for issuance to Series C Preferred stockholders. Shares representing $178,000 of Series E Preferred Stock were converted into Series G Preferred Stock, because prior conversions of Series E Preferred Stock had exhausted the shares of common stock reserved for issuance to Series E Preferred stockholders.

During the three months ended September 30, 2001, shares representing $150,910 of Series E Preferred Stock, shares representing $200,000 of Series F Preferred Stock, shares representing $178,000 of Series G Preferred Stock, and shares representing $604,000 of Series H Preferred Stock were converted into Common Stock at the election of the holders thereof. During the same period, shares representing $467,000 of Series I Preferred Stock and shares representing $50,000 of Series K Preferred Stock were converted into Common Stock at the election of the holders thereof.

(7) SHORT-TERM DEBT:

On July 10, 2001, the Company borrowed $1 million from a bank on an unsecured six-month note. Interest is payable monthly at 6 percent. Proceeds on this note were used to repay a previous $1 million bank note which matured on July 10, 2001.

(8) SALE OF RECEIVABLES:

In May 2001, the Company entered into a one-year agreement whereby it has assigned certain of its accounts receivable to a factor on a non-recourse basis. The agreement allows the Company to collect advances of 75% of the face amounts of factored invoices, less factoring charges equal to two percent of the face amount of any factored invoice. Interest is charged on the outstanding advances at prime plus two percent. As security under the agreement, the Company has pledged its accounts and notes receivable, intangibles, equipment and portions of its inventories. At September 30, 2001, the Company had factored approximately $1,742,000 of its receivables and had received advances totaling approximately $1,570,000.

(9)       SUBSEQUENT EVENTS

In October 2001, the Company reached agreement with principals of Xertain, Inc. to terminate its planned merger with Xertain. Although a formal termination agreement has not been executed by Xertain, the Company has indicated that it will not extend its merger agreement with Xertain which expires December 31, 2001. Pursuant to this termination, the Company recognized a loss of $989,000 on its initial investment in Xertain, as well as a bad debt adjustment representing $512,000 of amounts due from Xertain. Total amount of the losses recognized was $1,501,000.

In October 2001, the Company received the first funding from a new $10 million participation line of credit, whereby the Company executes a sale and leaseback of its gaming machines for placement in revenue-sharing arrangements with casinos and other gaming properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following discussion and this Form 10-K contain forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: the need for and ability to obtain additional financing on terms favorable to the Company, customer acceptance of the Company's products, Preferred Stock conversions, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming licenses and regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions, the ability of the Company to maintain its listing on the NASDAQ Stock Market, and increased competition.

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

           RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

For the three months ended September 30, 2001, the Company recorded a loss attributable to Common Stock shareholders of $11,222,000, or $.56 per share, compared to income of $148,000, or $.02 per share, for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company recorded a loss attributable to Common Stock shareholders of $11,941,000, or $.73 per share, compared to a loss of $1,548,000, or $.17 per share, for the nine months ended September 30, 2000. The income or loss attributable to common shareholders for each period included adjustments for preferred stock accretion and preferred stock dividends. The unfavorable change in operating results for the fiscal 2001 periods was primarily attributable to two significant events which affected the Company's third quarter results, along with substantially decreased sales revenues.

At the end of the third quarter, the Company determined that notes receivable from its distributor in Holland may not be collectible. Accordingly, the Company reserved the notes, which total $5,140,000, and booked a bad debt expense for the same amount. Additionally, the Company booked a bad debt adjustment of $500,000 related to a sale to another distributor that occurred in 2000.

Shortly after the end of the third quarter, the Company reached agreement with principals of Xertain, Inc. to terminate its planned merger with Xertain. Although a formal termination agreement has not been executed by Xertain, the Company has indicated that it will not extend its merger agreement with Xertain which expires December 31, 2001. Pursuant to this termination, the Company recognized a loss of $989,000 on its initial investment in Xertain, as well as a bad debt adjustment representing $512,000 of amounts due from Xertain. Total amount of the losses recognized was $1,501,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED

            RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000 - CONTINUED

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended September 30, 2001, were $697,000 compared to $2,162,000 recorded in the quarter ended September 30, 2000. This decrease in revenues was due to the Company's decision to pursue opportunities for participation sales of its machines, along with limited working capital available to produce new products to meet existing demand. Total sales for the nine months ended September 30, 2001, were $7,516,000 compared to $5,933,000 in the nine months ended September 30, 2000. This increase in revenues was due to the sale of a $3 million one-time license of the Company's proprietary slot machine technology to the Company's distributor in Holland. The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three and nine-month periods ended September 30, 2001 and 2000:



                              Three months ended        Three months ended        Nine months ended         Nine months ended
                              September 30, 2001        September 30, 2000       September 30, 2001        September 30, 2000
Sales revenue                           $697,000                $2,162,000               $7,516,000                $5,933,000

Product line:             Percentage of revenue:    Percentage of revenue:   Percentage of revenue:    Percentage of revenue:
                          ----------------------    ----------------------   ----------------------    ----------------------

   Multi-player games                        24%                       60%                      24%                       61%
   Single player games                       29%                       32%                      27%                       30%
   Parts sales and other                     17%                        6%                       3%                        5%
   Lease participation                       30%                        2%                       6%                        4%
   License fees                              --%                       --%                      40%                       --%

        Total                               100%                      100%                     100%                      100%


Overall Company revenues will continue to be volatile due to, among other things, the ability of the Company to continue financing its operations, fluctuations in demand for the Company's current products, market acceptance of new products introduced by the Company and the Company's ability to obtain licensing and successfully market its products in new jurisdictions.

The Company recorded gross margins of 12.2% and 60.8% for the three-month and nine-month periods ended September 30, 2001, respectively, compared to 56.3% and 43.2% for the three-month and nine-month periods ended September 30, 2000. The reduced sales in the third quarter adversely affected margins due to inability to absorb overhead costs at the lower operating volume. The sale of a one-time license of the Company's technology in the second quarter of 2001 had no associated direct cost, which significantly increased the gross margins for the nine months ended September 30, 2001. The gross margins for the fiscal 2001 periods were also favorably affected by reductions in inventory reserves that were recorded in the fourth quarter of 1999 due to the planned divestiture of the Company's gaming assets to Xertain, Inc. These gross margin levels may not be repeated in future periods.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended September 30, 2001 was $8,856,000 compared to $962,000 for the three months ended September 30, 2000. Selling, general and administrative expense for the nine months ended September 30, 2001 was $12,550,000 compared to $3,363,000 for the nine months ended September 30, 2000. The increase in expenses during the third quarter was attributable primarily to the bad debt reserves referred to above. The Company also is incurring increased expenses related to the continuing effort to develop, enhance and license its products and introduce those products into new markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

INTEREST EXPENSE

In the quarter ended September 30, 2001, net interest expense was $170,000 compared to $76,000 in the quarter ended September 30, 2000. For the nine months ended September 30, 2001, net interest expense was $338,000 compared to $241,000 in the nine months ended September 30, 2000. These increases in net interest expense were due to additional interest expense incurred on increased debt.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $45,645,000 as of September 30, 2001. The Company has experienced stronger demand for its products over the past four quarters, with corresponding improvements in its results from operations. However, due to the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future short-term results are highly dependent on the Company's ability to, among other things, finance production and distribution new products, gain customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company had $373,000 and $321,000 in cash as of September 30, 2001 and December 31, 2000, respectively. The Company has experienced negative cash flow from operations of $1.7 million, $5.1 million and $2.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. Given the relatively large fluctuations in the frequency and size of the Company's sales, the Company continues to experience significant fluctuations in its cash position. The Company presently estimates that even if current sales forecasts are met, and if accounts receivable for such sales are collected as anticipated, the Company may not have enough cash to fund operations beyond November 30, 2001. The Company may need to raise additional funding, either through the sale of additional capital stock at discounted prices or through the issuance of additional debt, to meet its anticipated working capital needs for the remainder of the current year. The Company has identified, and is currently pursuing, several options for raising the required working capital. There can be no assurance that the Company will be successful in achieving its current sales forecasts and receivables collections, or in obtaining any additional financing on terms acceptable to the Company. In the event the Company is not able to obtain short-term financing, the Company will have to consider a number of strategic alternatives such as liquidating all or part of its assets or discontinuing its operations. Accordingly, failure to obtain additional financing would have a material adverse affect on the Company. Management also believes that the costly process of product development and introduction could require the Company to seek additional financing to successfully complete any such future development.

CAPITAL RESOURCES

During the quarter ended September 30, 2001, the Company raised additional capital funding through a variety of sources. The Company also raised $1,000,000 through a six-month loan from a bank.

During the first part of August, 2001, the Company raised approximately $3.4 million through sale of Series K preferred stock to a group of private investors. In October 2001, the Company received the first funding from a new $10 million participation line of credit, whereby the Company executes a sale and leaseback of its gaming machines for placement in revenue-sharing arrangements with casinos and other gaming properties. The Company believes the ultimate revenue generation and profitability is substantially greater for these revenue-sharing arrangements than for the direct sale of the machines. The Company intends to continue pursuing additional financing alternatives to finance its existing operations and strategic growth initiatives.

Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada and Holland. In addition, statements containing expressions such as "believes", "anticipates", "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: ability to obtain additional financing through leasing, equity financing or other arrangements; the ability to achieve current sales forecasts, the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; the ability of the Company to maintain its listing on the NASDAQ Stock Market; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

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


Item 2.     CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

In July 2001, the Company issued 200,000 shares of restricted Common Stock to an accredited investor for $200,000, which represented a 22% discount to the Company's fair market value. The Company relied upon Section 4(2) OF THE Securities Act of 1933 as an exemption from registration.

In August 2001, the Company issued 4,667 shares of Series K Convertible Preferred Stock in exchange for net cash proceeds of approximately $3,402,000, which represented a 25% discount from the stated price of $1,000 per share. Each share of Series K is convertible into the Company's Common Stock at a conversion price equal to the average closing bid price of the Company's Common Stock over the five day trading period ending the day prior to conversion. In connection with such offering, the Company also issued an aggregate of 466,700 warrants to acquire common stock with an exercise price of $1.75 per share. The Company relied upon Rule 506 of Registration D of the Securities Act of 1933 as an exemption from registration.

During the three months ended September 30, 2001, shares representing $50,000 of Series C Preferred Stock were converted into Series H Preferred Stock because prior conversions of Series C Preferred Stock had exhausted the shares of common stock reserved for issuance to Series C Preferred stockholders. Shares representing $178,000 of Series E Preferred Stock were converted into Series G Preferred Stock, because prior conversions of Series E Preferred Stock had exhausted the shares of common stock reserved for issuance to Series E Preferred stockholders.

The Company relied upon Section 4(2) of the Securities Act of 1933 as an exemption from registration.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
      10(8)  Form of agreement between the Company and PDS Gaming Corporation.

       * To be filed by amendment.

(b) Reports on Form 8-K

On August 23, 2001 the Company filed a Form 8-K announcing a pending merger with Scotch Twist, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INNOVATIVE GAMING CORPORATION OF AMERICA


                                      /s/ Thomas Foley
                                      ----------------------------------------

                                      Thomas Foley
                                      Chief Executive Officer



Date: November 14, 2001

                                  EXHIBIT INDEX


       10(8)* Form of agreement between the Company and PDS Gaming Corporation.

       * To be filed by amendment.