Form 10-K
period 2001-12-31
INNOVATIVE GAMING CORP OF AMERICA
filed 2002-04-16
CIK 897795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO________

                           Commission File No. 0-22482

                    INNOVATIVE GAMING CORPORATION OF AMERICA
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

               MINNESOTA                              41-1713864
               ---------                              ----------
        (State or other jurisdiction                (I.R.S. Employer
        of incorporation or organization)          Identification No.)

           333 ORVILLE WRIGHT CT
             LAS VEGAS, NEVADA                           89119
               ------------                              -----
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

                                Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 10, 2002, 25,756,241 shares of the Registrant's common stock (the "Common Stock") were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq Small Cap Market on April 10, 2002, was $11,590,308. For purposes of this computation, affiliates of the Registrant are the Registrant's executive officers and directors.

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

     Innovative Gaming Corporation of America ("IGCA") and its wholly owned operating subsidiary, Innovative Gaming, Inc. ("IGI"), together (the "Company"), develop, manufacture, market and distribute computerized video gaming machines and multi-station gaming machines to regulated gaming markets world-wide. The Company has two primary product lines: computerized video/slot gaming machines and multi-player/multi-station video based games with a state of the art operating system providing superior graphic and sound capabilities. As of December 31, 2001, the Company had 47 employees.

     During 2001, the Company's management team was reorganized through the Board's selection of a new Chairman and Chief Executive Officer, Thomas J. Foley, and the appointment of Laus M. Abdo, the Company's Chief Financial Officer, as President. The new management team was charged to reorganize and restructure the Company and refocus the Company's business on its core technology.

     The Company intends to expand its existing market through new product offerings, including new game themes for its computerized video gaming machines, second screen bonusing features, the introduction of a poker game series and a networked bingo game targeted primarily to Indian casinos. In developing its new product offerings, the Company will utilize the technological advantages of its current computerized video gaming machines, and exploit technological improvements to its operating system such as ticket-in ticket-out, tokenization, multi-game and multi-denomination.

     The new management team has concentrated the Company's efforts and resources on its core business of developing and installing its computerized gaming machines either through direct sale or under participating agreements where the Company participates in the revenues from the machine on a percentage or flat-fee basis. Accordingly, the Company has terminated pursuits that were not consistent with its strategic business strategy.

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

     In October 2000, the Company entered into an Agreement and Plan of Merger with Xertain, Inc. and IGCA Acquisition Corp. (the "Xertain Merger Agreement"). The Company subsequently determined that the merger with Xertain was inadvisable and terminated the Xertain Merger Agreement during the fourth quarter of 2001.

     The Company will continue to pursue opportunities to compliment its internal resources through strategic alliances and acquisitions. The primary purpose of these acquisitions and alliances is to increase new product offerings, reach complimentary markets and acquire additional technological capabilities. This strategy is evidenced by the recent agreement to acquire 100% of GET USA, Inc.

     On February 15, 2002, the Company entered into an Agreement and Plan of Merger by and among GET USA, Inc., Innovative Gaming Corporation of America and Innovative Gaming Technology Corp. (the "GET Merger Agreement"). GET USA, Inc. is a Nevada corporation formed in 2000 to own certain intellectual property relating to the gaming industry with a focus on Internet and networked gaming systems. GET USA owns a proprietary Internet Casino Operating Platform and proprietary technology with application in a broad range of gaming markets. Pursuant to the GET Merger Agreement, GET USA, Inc. will be merged into Innovative Gaming Technology Corp., a Nevada corporation and wholly owned subsidiary of the Company. Following the merger, GET USA's shareholders will own 49% of the Company. Final closing of the merger is anticipated to occur in late-2002, subject to shareholder, regulatory and various governmental agencies' approval.

     IGCA's primary target markets have historically been gaming jurisdictions in North America, including the states of Arizona, Colorado, Iowa, Louisiana, Mississippi, Minnesota, Nevada, New Mexico, South Dakota, North Carolina and international markets such as Australia and Holland. The Company has submitted and has pending applications in Connecticut and Indiana. The Company remains registered with Alberta, Manitoba and the Atlantic Lottery Corporation and has an application pending in British Columbia. As of December 2000, the Company's single player computerized video slot machine has been approved for sale in Colorado, Iowa, Louisiana, Minnesota, New Mexico, Nevada and California.

     The Company distributes its products directly or under lease, sales (for cash or on extended payment terms) or participation agreements. Under participation agreements the Company shares in the revenue from the machines on a percentage or a flat-fee basis.

     The Company believes that its multi-line, multi-coin, video gaming machines will appeal to casinos, clubs, lotteries and slot route operators seeking to enhance the entertainment experience by providing new and unique forms of gaming. IGCA employs advanced technology to enhance the entertainment features of its games while retaining many of the popular features of video gaming machines.

BUSINESS STRATEGY

     The Company has embarked on a strategy to emphasize its core business of developing and installing its computerized gaming machines either through direct sale or under participating agreements where the Company participates in the revenues from the machine on a percentage or flat-fee basis. The Company believes that increased focus on the acquisition of revenue streams from participation agreements will allow the Company to approach profitability. To make the revenue-sharing strategy attractive to licensees, IGCA intends to both develop new products and continue producing popular existing games and license games (content) from third-party (independent) game developers.

     The Company believes that multi-line, multi-coin, video-based games are currently among the most popular games on the casino floor. To tap into this popularity and increase its market share, the Company has enhanced its operating system to include multi-denomination, tokenization and ticket-in, ticket-out technology. In addition, the Company intends to introduce 15 to 20 new game themes annually. The Company is also enhancing its ability to penetrate markets through the licensing of a video poker game series and a networked bingo game.

     The Company believes it will capitalize on future opportunities by:

     o developing and licensing innovative new products including proprietary games and operating systems and popular existing games
     o Implementing technological improvements such as ticket-in, ticket-out, multi-denomination and tokenization
     o    developing new proprietary games and operating systems
     o    focusing on sales and customer service
     o    Continued focus on sales and customer service
     o expanding the Company's distribution infrastructure in order to bring games to market more rapidly and better serve the Company's customers
     o expanding and developing the Company's placement of proprietary and licensed games distributed under revenue-sharing arrangements

     PRODUCTS AND TECHNOLOGY

     Proprietary & Licensed Games - The Company will continue to develop and license games for sale or participation. In late 2001, IGCA began installing revenue-sharing games. The Company intends to continue installing revenue-sharing games in fiscal year 2002 and hopes to reach new markets and expand its customer base. In addition, the Company has entered into licensing agreements under which it will expand its product offerings. Specifically, the Company expects to introduce 15-20 new titles per year for its video slots, introduce a video poker game and a networked bingo game and will pursue additional licensing agreements with independent game developers.

     Game Development - IGCA has developed a modular manufacturing process in order to increase efficiency and lower production costs. This modular platform allows IGCA to rapidly bring new games to market, and provides opportunities outside the gaming market for its components. Furthermore, the Company believes its modular platform will allow independent game designers to bring their own game concepts to IGCA in return for royalties since it interfaces easily with the PC-based hardware, Linux operating system and Java programming predominantly used by independent game designers. The Company believes this approach will increase its ability to develop innovative games that will provide streams of revenue while simultaneously minimizing personnel costs.

     Intellectual Property - IGCA has spent considerable effort and expense developing and implementing its proprietary operating system software for slot machine operations. The Company has applied for patent protection for this technology.

     PRODUCT STRATEGY

     Video Slot - The Company plans to continue introducing game content in a variety of cabinet configurations including upright units, slant-top units and bar-top units. Moreover, the Company plans on expanding its current game library by 15 to 20 new game titles during 2002, and each year thereafter. The video cabinets, upright and slant-top will become the high-end product line targeted for multiple denominations for video slot games, video poker platform and other internally developed or licensed games.

     Low Cost Cabinet - The Company is introducing a low cost cabinet to house its entire video library in 1-cent, 2-cent and higher denominations and/or multi-denomination format. The target market for this product is the tertiary casino operator. This new platform will be printer only, with a bill acceptor, and will be a low-cost alternative to casino offerings. This cabinet is a stand-alone unit and will not require a slot stand.

     Proprietary Games - The Company intends to develop and license proprietary games from which it will receive a daily rental fee or percentage of revenue for licensing, and is currently working with several game designers on proprietary games for this strategy.

PRODUCT DEVELOPMENT STRATEGY

     The Company's product development strategy is to develop and maintain a competitive advantage by focusing on three key elements: (a) exercising sufficient control over the development and manufacturing process to enable quick reaction to the ever-changing technology environment; (b) concentrating efforts on the development of gaming machine platforms and games that are protected by patents or other property rights, and (c) licensing third party game themes, concepts and technologies.

     The Company has two primary product lines: computerized video gaming/slot machines and multi-player/multi-station video gaming machines incorporating a state of the art operating system with superior graphics and sound capabilities.

VIDEO/SLOT GAMING MACHINES

     This series of gaming machines incorporates a unique PC based platform. The Company believes the operating system and game software provide powerful performance gains and excellent cost advantages over traditional gaming operating systems. Its modular software structure enables rapid development of new games without affecting basic machine functions. This quick game development capability overcomes a current video slot problem, in that the games are not easily modified/customized as required by most customers. This product line currently includes the titles Monster Money, Area 51, Tiki Treasure and Wild

Jungle with additional titles under development. Video/slot gaming machines accounted for an aggregate of 53% of game sales in 2001, 30% of sales in 2000, and 21% of sales in 1999.

MULTI-PLAYER/MULTI-STATION VIDEO TABLE GAMES

     BJ BLITZ(TM) AND LIVE VIDEO BLACKJACK(R) are electronic audio/video multi-player blackjack games. Each blackjack machine consists of a central "dealer" and three or five "player" stations that face the dealer in a semicircle, in the same configuration as a live action blackjack table. The dealer and each player station have video display screens. The dealer screen displays the cards as they are shuffled and dealt, and the dealer's hand. The electronic dealer directs the action with spoken instructions, and indicators flash on the video display screen of the player whose turn it is to bet. Each player station has lighted controls that the players can push to hit, stand, bet, double down, split or buy insurance. Between games, players can also push buttons to display the rules and the odds. The machines incorporate electronically generated voices, sound effects, lights and music into the game. A "21 Stud" game is offered by the Company on the blackjack game platform. "21 Stud" is an automated blackjack game with a stud poker game player option. At the end of each hand of blackjack, the player has a chance at additional awards according to a five-card poker hand completed from the dealer's original hand. These blackjack games accounted for an aggregate of 7% of game sales in 2001, 26% of sales in 2000, and 21% of sales in 1999.

     HOT SHOT DICE(TM) AND LIVE VIDEO CRAPS(R) are electronic craps machines management believes are the first entirely electronic multi-player video craps games in the world, which consist of a rectangular table that is approximately half the size of a live action craps table, with a lighted canopy. Each table accommodates six players, two on each side, and one at each end. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a craps tabletop. Each player has a hand-sized trackball that the player rotates with his palm to roll the dice. The trackball also controls a video "hand" that the player moves around the playing field to place his bet of video "chips" in the appropriate spot. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly colored video hand and chips. The video rolling dice are superimposed on the playing field and the roll of the dice responds to the force and direction with which the player spins the track ball. The game incorporates sound effects such as rolling dice, and visual effects such as a croupier rake that wipes away chips, in addition to electronically generated voices, music and flashing lights. These electronic craps games accounted for an aggregate of 6% of game sales in 2001, 5% of sales in 2000, and 12% of sales in 1999.

     LIGHTNING STRIKE(TM) ROULETTE AND LIVE VIDEO ROULETTE(R) are roulette machines that management believes are the first entirely electronic multi-player video roulette games in the world, which consist of a rectangular table that is approximately half the size of a live action roulette table. The table accommodates five players, two on each side and an additional player at one end. The other end of the table has a stand-up cabinet that incorporates a 29-inch video monitor that employs what the Company believes is the most advanced computer graphics available in the industry today. On the top of the cabinet, a simulated roulette wheel is displayed that incorporates rotating lights coordinated with the play of the game. Except for a border that contains the player controls, the table consists of two large video display screens that reproduce a roulette table betting field. Each player has a hand-sized trackball that the player rotates with his palm to control a video hand that the player moves around the playing field to place his bet of video "chips" in the appropriate spot. The odds are displayed as the hand passes over each betting spot on the field. Each player has his own distinctly colored video hand and chips. The cabinet video monitor displays sharp, 3 dimensional graphics of rotating dealers, roulette wheel action, betting, instructional game play features, and game summary data. These roulette games accounted for an aggregate of 25% of game sales in 2001, 30% of sales in 2000, and 20% of sales in 1999.

ITEM Platform

     The Company's newest product line, the ITEM incorporates all of the advantages of the video/slot operating system in addition to a newly designed hardware platform incorporating a multiple monitor array that eliminates the use of static screened graphics for game identification, pay tables, and other traditional uses in gaming machines. The platform additionally conforms to design specifications for use in the Company's new multi-game products. The Company has initiated efforts for patent protection on several elements of this new platform.

MANUFACTURING AND SUPPLY ARRANGEMENTS

     The Company's products are assembled at its production facility in Las Vegas, Nevada at the Company's corporate headquarters. The products collectively are assembled utilizing various parts and components from a large base of vendors. The Company has developed new technology to replace the electronic components previously purchased from its Japanese multi-game vendor and the Company has identified alternate sources of supply for significant parts and components in the event any of its current vendors fail to meet order requirements.

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

DISTRIBUTORSHIP AND SALES AGENCY ARRANGEMENTS

     The Company distributes and/or anticipates distributing its products directly to gaming markets. In the past, the Company has utilized licensed distributors in certain jurisdictions. The Company may consider working with distributors in the future to the extent they will provide the Company with access to new markets on a cost-effective basis.

     In February 1996, the Company entered into an exclusive distribution agreement with Aristocrat Leisure Industries of New South Wales, Australia for the marketing and distribution of multi-player games in Australia, New Zealand, and neighboring South Pacific jurisdictions. Pursuant to this agreement, the Company sold an aggregate of 99 games in 1997, 86 games in 1998 and no games in 1999. Due to the declining multi-player game sales in their territory, the Company and Aristocrat terminated the distribution agreement in March 2000. Aristocrat continues to purchase and distribute multi-player games in Australia and New Zealand on a limited basis.

     The Company has submitted its applications for licensure in New Jersey and Connecticut, and will apply for approval of its various games. As of December 2001, the applications for licensure are still pending.

SIGNIFICANT CUSTOMERS

     During 2001, the Company entered into a licensing agreement accounting for 38% of gross sales and made game sales to Delta Automaten accounting for 26% of gross sales. During 2000, the Company made sales to Delta Automaten and Casino Arizona accounting for 22.26% and 12.76% of gross sales respectively. During 1999, the Company made sales to one customer, a distributor, Black Hills Novelty Co., which accounted for 18.9% of sales for the year.

COMPETITION

     Many gaming equipment companies, several of which are large and well established, supply the casino and video lottery industries with video gaming machines and other gaming equipment. Management believes that Aristocrat, Alliance Gaming, International Game Technology, and WMS Gaming are among the largest and most-established gaming machine suppliers. Management believes that none of these companies currently offer video gaming machines that are similar to the Company's multi-station products. However, Sigma Games distributes a multi-player horserace game. Furthermore, the Company's single game product is currently in competition with products developed by all of the above-mentioned companies and there can be no assurance that the single player games developed by the Company will have continued acceptance in such competitive markets. There can be no assurance that these competitors, or another competitor, will not develop gaming machines that are similar to the Company's multi player gaming machines in the future.

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

SHORT-TERM LIQUIDITY AND NEED FOR ADDITIONAL FINANCING - As of March 31, 2002, the Company had cash of approximately $140,297. Although the Company is in the process of obtaining short-term financing from a third party lender, no assurance can be given that such financing will be obtained. Furthermore, the Company believes that any such financing would result in dilution to the Company's existing shareholders. The Company has experienced negative cash flow from operations of $4.9 million, $1.7 million, and $5.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. The Company estimates that if current sales forecasts are met and its additional financing is obtained, its cash and anticipated funds from operations will be adequate to fund cash requirements through April 18, 2002. Management believes that the costly process of product development and introduction will require the Company to seek additional financing beyond the short term financing to successfully complete any such future development and introduction. There can be no assurance that the Company will be successful in obtaining the proposed short-term financing or any additional financing on terms acceptable to the Company. Failure to obtain short-term financing or additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

LACK OF PROFITABILITY - The Company has had losses attributable to common shareholders of $15.1 million in 2001, $2.3 million in 2000 and $13.5 million in 1999. Although management is implementing plans to restore the Company to profitability, there can be no assurance that these plans will be successful.

FAILURE TO REGISTER CERTAIN SHARES - The Registration Rights Agreement relating to the Company's recent issuances of the Company's Series K Convertible Preferred Stock requires the Company to register the shares of Common Stock issuable upon conversion of shares of Series K Convertible Preferred Stock within 180 days or pay certain liquidated damages. The liquidated-damages provisions were scheduled to take effect on January 29, 2002, and require the Company to pay 2% of the gross proceeds of the Series K Convertible Preferred Stock sold for the first 30 days after issuance if such Common Stock is not registered by January 29, 2002. In addition, the Company would be required to pay 3.5% of the gross proceeds to a major investor for each successive 30-day period thereafter during which the Common Stock is not registered. For other investors, the Company would be required to pay 2% of the gross proceeds for each successive 30-day period thereafter during which the Common Stock is not registered. Beginning April 1, 2002, the liquidated damages would be approximately $73,125 and would increase substantially each succeeding month, as further disclosed in the Notes to the Company's financial statements. A registration statement relating to such Common Stock was filed on September 28, 2001 and amended on January 16, 2002 and February 12, 2002, but had not been declared effective as of April 1, 2002. Unless the Company can obtain a waiver of such provisions from the holders of the Company's Series K Convertible Preferred Stock, the Company will be contractually required to make such payments, which could have a material adverse impact on the Company's liquidity.

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

GOVERNMENT REGULATION - The manufacture and distribution of gaming machines are subject to extensive federal, state, provincial, tribal, international and local regulation. Furthermore, the Company's financing plans may require approval of gaming regulators which may not occur on a timely basis if at all. These regulations are constantly changing and evolving, and may permit additional gaming or curtail gaming in various jurisdictions in the future, which may have a material adverse impact on the Company. The Company and its key personnel undergo extensive investigation before each jurisdictional license is issued. The Company's gaming machines are subjected to independent testing and evaluation prior to approval from each jurisdiction in which the Company does business. Generally, regulatory authorities have broad discretion when granting, renewing or revoking such game approvals and licenses. The failure of the Company, any of its key personnel, or its gaming machines to obtain or retain a license in any jurisdiction could have a material adverse effect on the Company or on the ability of the Company, its key personnel, and its gaming machines to obtain or retain required licenses in other jurisdictions. If the Company enters into lease participation agreements under which the Company shares in the revenues generated by gaming machines, the Company may be subject to additional regulation as a gaming operator. Regulatory authorities may require significant shareholders to submit to background investigations and respond to questions from regulatory authorities, and may deny a license or revoke the Company's licenses based upon their findings. See "Regulation", for additional discussion regarding governmental regulation.

RAPIDLY CHANGING TECHNOLOGY - The Company's business is characterized by rapidly changing technology and frequent new product introductions and enhancements. The Company's success as a gaming-equipment manufacturer depends on its ability to enhance its existing products, to introduce in a timely manner new products meeting regulatory requirements and evolving customer expectations and to achieve market acceptance. There can be no assurance that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products. The Company's business will be adversely affected if the Company experiences delays in developing new products or enhancements or if such products or enhancements do not meet and receive all regulatory approvals and/or gain customer acceptance.

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

DEPENDENCE UPON RELATIONSHIP WITH VENDORS, SUPPLIERS AND DISTRIBUTORS - A significant interruption or delay in the delivery of components from suppliers or the loss of a significant distributor could have a material adverse effect on the Company's results of operations. In addition, the failure of the Company to arrange for delivery of components from suppliers on acceptable terms could have a material adverse effect on the Company. Furthermore, the Company's recent limited cash position and its difficulty obtaining credit from suppliers has made it difficult in some situations to obtain adequate supplies of materials to produce products.

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

STOCK PRICE VOLATILITY AND NASDAQ LISTING - The market price of the Company's Common Stock has been highly volatile. In order to maintain its listing on the NASDAQ Small Cap Market, the Company must maintain a closing sales price of at least $1.00 per share for a certain period of time. Since January 2, 2002 the Company's Common Stock has traded between $0.73 and $0.29 per share. No assurance can be given that the Company's Common Stock will continue to trade above the NASDAQ Small Cap Market minimum requirements or that the Company can maintain its NASDAQ Small Cap Market listing. If the Company fails to maintain the NASDAQ standards for quotation, the Company's Common Stock could be traded in the over-the-counter market, which would make it more difficult to dispose of, or obtain accurate quotations as to the price of the Company's Common Stock. In addition, the Company could then be subject to certain rules of the Securities and Exchange Commission relating to "penny stocks". Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability of purchasers and broker-dealers to sell the stock in the open market. Furthermore, on February 14,2002, the Company received a letter from Nasdaq indicating that for the past 30 days the Company's Common Stock had closed below the minimum $1 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) and that in accordance with Marketplace Rule 4310(c)(8)(D) the Company would be provided 180 days until August 13, 2002, to regain compliance. If the Company's Common Stock doesn't close at or above $1 per share for a minimum of 10 consecutive trading days before August 13, 2002, the Company can obtain an additional six months to regain compliance provided the Company meets the initial listing criteria for the Nasdaq Small Cap Market under Marketplace Rule 4310(c)(2)(A). Finally, the Company's proposed merger with GET USA would most likely require the Company to reapply for listing with the NASDAQ Small Cap Market. A new listing application would require, among other things, a minimum closing bid price of $4.00.

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


ITEM 2. PROPERTIES

     The Company leases approximately 15,000 square feet of warehouse and office space in Las Vegas, Nevada for its main facility, which includes administrative, sales, and warehousing operations. The combined rent under the lease, which expires on July 31, 2005, was approximately $238,810 in 2001, with provisions for annual rent increases. The Company also leases approximately 12,534 square feet of warehouse, manufacturing and office space in Las Vegas, Nevada as its technology facility, which includes engineering, manufacturing, and warehousing operations. The rent under the lease, which expires on June 30, 2006, was approximately $41,364 in 2001, with provisions for annual rent increases. The Company leases approximately 4,000 square feet of warehouse and office space in Reno, Nevada for its Reno sales and service operations. The rent under the Reno lease, which expires in September 30, 2006, was approximately $8,400 in 2001, with provisions for annual rent increases. The Company formerly leased approximately 53,100 square feet of warehouse and office space in Reno, Nevada for its Reno manufacturing, sales and service operations. The rent under this Reno lease, which expired on October 31, 2001, was approximately $254,600 in 2001.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is plaintiff in a lawsuit filed in Colorado district court which alleges improper use of its proprietary technology. Although the Company believes it will be successful in this lawsuit, the possible financial effects to the Company cannot be predicted. The Company is plaintiff in a lawsuit filed in Washoe County District Court, in Reno, Nevada, which alleges improper use of its proprietary technology. Although the Company believes it will be successful in this lawsuit, the possible financial effects to the Company cannot be predicted. Any other lawsuits will have no substantial financial effect to the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.


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

The following table summarizes the high and low closing sales prices per share of the Common Stock for the periods indicated as reported on the NASDAQ SmallCap Market or the NASDAQ National Market:


FYE 12/31/00                                 HIGH                  LOW
------------                                 ----                  ---

First Quarter                               $2.56                 $1.44
Second Quarter                               1.81                  0.56
Third Quarter                                1.06                  0.56
Fourth Quarter                               1.03                  0.44

FYE 12/31/01                                 HIGH                  LOW
------------                                 ----                  ---

First Quarter                               $1.13                 $0.41
Second Quarter                               1.80                  0.60
Third Quarter                                2.18                  0.70
Fourth Quarter                               1.00                  0.21

On April 10, 2002, the last reported sale price for the Common Stock was $0.45 per share. As of April 11, 2002, the Company had 198 record holders of Common Stock plus an estimated 1,000 additional beneficial holders of Common Stock.

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

Recent Sales of Unregistered Securities

     All sales of unregistered securities made during 2001 are disclosed in the Company's quarterly filings with the Securities and Exchange Commission on Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain consolidated statement of operations, cash flow and balance sheet information for the Company as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of Innovative Gaming Corporation of America and Subsidiary (in thousands except per share data).



                                   For the          For the        For the        For the        For the
                                  Year Ended       Year Ended     Year Ended     Year Ended     Year Ended
                                 December 31,     December 31,   December 31,   December 31,   December 31,
                                     2001             2000           1999           1998           1997
                                 ------------     ------------   ------------   ------------   -------------
Statement of operations data:
  Net sales                          $8,082          $8,936          $4,026         $8,509        $10,292
  Gross profit                        4,372           4,045          (4,605)         1,375          3,103
  Operating loss                    (11,072)           (458)        (12,729)        (4,444)        (2,182)


  Net loss                          (12,683)           (742)        (12,876)        (4,338)        (1,935)
  Net loss per common share:          (0.85)          (0.23)          (1.80)         (0.63)         (0.43)

Cash flow data:
   Cash provided by (used for):
     Operating activities            (4,826)         (1,707)         (5,123)        (2,106)        (7,516)
     Investing activities              (199)            (98)            (38)           (92)           555
     Financing activities             4,725           1,986           3,684          3,297          4,486
   Increase (decrease) in cash
      and cash equivalents             (300)            181          (1,477)         1,099         (2,475)

Balance sheet data (end of period):
  Cash, cash equivalents and
   available-for-sale                    21             321             140          1,617            518
   securities
  Working capital                      (422)           6,927          4,580         12,100         12,603
  Total assets                        9,343           11,094          8,058         17,093         18,461
  Long-term debt (net of
     current maturities)                  7              578          3,131            856            509
Total stockholders' equity            2,886            8,505          3,189         16,872         16,482

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

OVERVIEW - The Company was formed in 1991 to develop, manufacture, market and distribute multi-player and other specialty video gaming machines. The Company manufactures, markets and distributes its products to certain gaming markets worldwide. Since inception, the Company has focused most of its resources on the development of games, the regulatory approval process and the sale and installation of its games. The Company has begun to expand and diversify its product line by developing and marketing single-player games incorporating state of the art graphics and sound.

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

On September 19, 2000, the Company's Board of Directors entered into a letter of intent with Xertain, Inc., whereby the Company would effect a merger with Xertain. On October 12, 2000, the Company entered into an Agreement and Plan of Merger whereby Xertain would become a wholly owned subsidiary of the Company. The Company subsequently determined that the merger with Xertain was inadvisable and terminated the Xertain Merger Agreement during the fourth quarter of 2001. Pursuant to this termination agreement, the Company recognized a loss on the amount of its initial investment in Xertain, as well as amounts due from Xertain. Total amount of the losses recognized was $1,501,000.

     On February 15, 2002, the Company entered into an Agreement and Plan of Merger by and among GET USA, Inc., Innovative Gaming Corporation of America and Innovative Gaming Technology Corp. (the "GET Merger Agreement"). Pursuant to the GET Merger Agreement, GET USA, Inc. will be merged into Innovative Gaming Technology Corp., a Nevada corporation and wholly owned subsidiary of the Company. Following the merger, GET USA's shareholders will own 49% of the Company. Final closing of the merger is anticipated to occur in late-2002, subject to shareholder, regulatory and various governmental agencies' approval.

     GET USA, Inc. is a Nevada corporation formed in 2000 to own certain intellectual property relating to Internet gaming. GET USA owns an Internet Casino Operating Platform.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

For the year ended December 31, 2001, the Company reported a net loss attributable to common shareholders of $15,101,000, or $ 0.85 per share compared to a net loss attributable to common shareholders of $2,278,000, or $0.23 per share, for the year ended December 31, 2000. Results from operations for both years have been adjusted for preferred stock accretion and preferred stock dividends paid.

         Sales, cost of sales and gross profit

Net sales were $8,082,000 during the year ended December 31, 2001 compared to $8,936,000 for the year ended December 31, 2000, due to decreased sales of gaming machines. The Company attributes these decreased sales to difficulties raising sufficient working capital to develop and produce new products.

The following table presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines recorded for the years ending December 31, 2001 and 2000:


                                       Year ended            Year ended
                                   December 31, 2001      December 31, 2000
                                 ---------------------  ----------------------

 Sales revenue                             $8,082,000             $8,936,000
                                 ---------------------   ---------------------
 Product line:                   Percentage of revenue   Percentage of revenue:
                                 ---------------------   ---------------------
    Multi-player games                             21%                    61%
    Single player games                            30%                    30%
    Parts sales and other                           4%                     6%
    Lease participation                             8%                     3%
      License Sales                                37%                     0%
                                  --------------------- ----------------------
       Total                                      100%                   100%
                                  ===================== ======================

The Company recorded a gross margin of 54.1% in 2001 compared to a gross margin of 45.3% in 2000. The sale of a one-time license of the Company's technology in the second quarter of 2001 had no associated direct cost, which significantly increased the gross margins for the for the year ending December 31, 2001. The gross margins for the fiscal 2001 periods were also favorably affected by reductions in inventory reserves that were recorded in the fourth quarter of 1999 due to the then-planned divestiture of the Company's gaming assets to Xertain, Inc. These gross margin levels may not be repeated in future periods.

     Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2001 were $15,444,000 compared to $4,503,000 during 2000. The increase in expenses for 2001 was primarily attributable to bad debt expenses for the European market as well as substantial additions to the Company's engineering Department and to corporate management. The Company has reversed the trend of significantly higher selling, general and administrative expenses and reduced its payroll through the elimination of several management positions as well as other professional and non-professional positions since September 2001.

     Interest income and expense

Net interest expense for the year ended December 31, 2001 was $622,000 compared to net interest expense of $284,000 for fiscal year 2000. Interest expense increased due to higher levels of short-term borrowing.

     Preferred stock accretion adjustment

During 2001, the Company recorded accretion adjustments on preferred stock of $1,235,000, compared to $1,373,000 for 2000. These adjustments are explained more fully in the Notes to the financial statements. The increase in 2001 & 2000 was attributable to the Company's increased reliance on convertible preferred stock as a means for raising needed working capital.

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

     The following table presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines recorded for the years ending December 31, 2000 and 1999:

                                        YEAR ENDED              YEAR ENDED
                                     DECEMBER 31, 2000       DECEMBER 31, 1999
                                   ---------------------   ---------------------

Sales revenue....................  $           8,936,735   $           4,026,000
                                   ---------------------   ---------------------
Product line:....................  Percentage of revenue   Percentage of revenue
                                   ---------------------   ---------------------
  Multi-player games.............                    61%                     53%
  Single player games............                    30%                     21%
  Parts sales and other..........                     6%                     17%
  Lease participation............                     3%                      9%
                                   ---------------------   ---------------------
       Total.....................                   100%                    100%
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

LIQUIDITY AND CAPITAL RESOURCES

     PREFERRED STOCK ISSUES - The Company raised proceeds from the issuance of convertible preferred stock of $6.6 million in 2001, $2.6 million in 2000, $3.7 million in 1999 and $2.8 million in 1998. These stock issuances are discussed more fully in the Notes to the Financial Statements. Preferred stock issuances have represented the Company's primary source of non-operating cash over the most recent four-year period.

     CONVERTIBLE DEBT FINANCING - During 1999, three-year convertible secured notes totaling $1.5 million were issued to a group of investors including a current shareholder of the Company. Interest was payable quarterly at a rate of 12% per annum, and the notes had an original maturity date of June 1, 2002. During 2000, the holders of $1.3 million of these notes exchanged the notes for preferred stock. Additionally, the holders of $1.0 million of notes previously issued to redeem Common Stock exchanged their notes for preferred stock. These arrangements are more fully discussed in the Notes to the Financial Statements.

     LIQUIDITY - The Company had $21,000 and $321,000 in cash and cash equivalents as of December 31, 2001 and December 31, 2000, respectively. The Company has experienced negative cash flow from operations of $4.8 million, $1.7 million, $5.1 million and $2.1 million for the years ended December 31, 2001, 2000, 1999, and 1998, respectively. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully compete in the market place.

Furthermore, as of March 31, 2002, the Company had approximately $140,297 in cash and cash equivalents. As of such date, the Company was negotiating the terms of some short-term financing with a third party lender. There can be no assurance that the Company will be successful in obtaining such short-term financing or any additional financing on terms acceptable to the Company. The Company believes that any such short-term or long-term financing would be on terms that could be dilutive to the Company's existing shareholders. Failure to obtain short-term or additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

The Registration Rights Agreement relating to the Company's recent issuances of the Company's Series K Convertible Preferred Stock requires the Company to register the shares of Common Stock issuable upon conversion of shares of Series K Convertible Preferred Stock within 180 days or pay certain liquidated damages. The liquidated-damages provisions were scheduled to take effect on January 29, 2002, and require the Company to pay 2% of the gross proceeds of the Series K Convertible Preferred Stock sold for the first 30 days after issuance if such Common Stock is not registered by January 29, 2002. In addition, the Company would be required to pay 3.5% of the gross proceeds to a major investor for each successive 30-day period thereafter during which the Common Stock is not registered. For other investors, the Company would be required to pay 2% of the gross proceeds for each successive 30-day period thereafter during which the Common Stock is not registered. Beginning April 1, 2002, the liquidated damages would be approximately $73,125 and would increase substantially each succeeding month, as further disclosed in the Notes to the Company's financial statements. A registration statement relating to such Common Stock was filed on September 28, 2001 and amended on January 16, 2002 and February 12, 2002, but had not been declared effective as of April 1, 2002. Unless the Company can obtain a waiver of such provisions from the holders of the Company's Series K Convertible Preferred Stock, the Company will be contractually required to make such payments, which could have a material adverse impact on the Company's liquidity.

The Company has a $1.0m revolving working capital line of credit with NHC, the line can be increased to $3m based upon certain criteria. As of March 31, 2001 the Company had drawn a total of $741,837 leaving $258,163 as unused available credit.

     COMMON STOCK REDEMPTION - As disclosed in the Notes to the Financial Statements, during 1999 the Company repurchased a total of 1.1 million shares of its outstanding Common Stock in exchange for notes totaling $1.3 million. As noted above in "Convertible Debt Financing" the holders of these notes exchanged them for convertible preferred stock in 2000.

     PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions. In addition, statements containing expressions such as "believes," "anticipates," "hopeful" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: the ability to obtain additional financing through leasing, equity or other arrangements; the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in this Form 10-K in ITEM 1. - BUSINESS, under the caption "Certain Factors". Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company's financial instruments include cash and cash equivalents and long-term debt. The Company considers all financial instruments which are highly liquid and have original maturities of three months or less to be cash and cash equivalents which are readily convertible into cash. The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The total outstanding long-term debt of the Company as of December 31, 2001 was $6,500. The Company's long-term debt is not subject to interest rate risk because all of the Company's long-term debt has fixed rates of interest. The Company does not enter into contracts for speculative or investment purposes.

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

                         ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Innovative Gaming Corporation of
America:

     We have audited the accompanying consolidated balance sheets of Innovative Gaming Corporation of America and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Gaming Corporation of America and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

Reno, Nevada
April 15, 2002



                         INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                                       Consolidated Balance Sheets
                                    (In Thousands, Except Share Data)


                                                                                    As of December 31,
                                                                                 -----------------------
                                                                                   2001           2000
                                                                                 --------       --------
                                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $     21       $    321
  Accounts receivable, net of allowances                                              300          3,168
  Current portion of notes receivable                                                  95             93
  Inventories, net                                                                  4,400          4,123
  Prepaid expenses and other                                                        1,212          1,233
                                                                                 --------       --------
     Total current assets                                                           6,028          8,938

NOTES RECEIVABLE, less current portion                                                118            190
INVESTMENT IN XERTAIN, INC.                                                             -            989
PROPERTY AND EQUIPMENT, net                                                           770            350
PREPAID NONCURRENT                                                                  1,985              -
INTANGIBLES ASSETS, net                                                               442            627
                                                                                 --------       --------

          TOTAL ASSETS                                                           $  9,343       $ 11,094
                                                                                 ========       ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                               $  3,169       $  1,106
  Accrued liabilities                                                                 706            715
  Accrued Preferred Stock Dividends                                                   319              -
  Accrued Wages                                                                       164             54
  Deferred Revenue Lease Back                                                         197              -
  Notes payable - current portion                                                   1,895            136
                                                                                 --------       --------

     Total current liabilities                                                      6,450          2,011

  Notes payable - net of current portion                                                7            578
                                                                                 --------       --------

     Total liabilities                                                              6,457          2,589
                                                                                 --------       --------

COMMITMENTS AND CONTINGENCIES (Note 9)                                                  -              -

STOCKHOLDERS' EQUITY:
  Series B Convertible Preferred Stock, $.01 par value, nonvoting,
    4,000 shares authorized, 0 and 30 shares outstanding, respectively                  -              -
  Series C Convertible Preferred Stock, $.01 par value, nonvoting,
    2,000 shares authorized, 0 and 630 shares outstanding, respectively                 -              -
  Series D Convertible Preferred Stock, $.01 par value, nonvoting,
    3,000 shares authorized, 0 and 1,132 shares outstanding, respectively               -              -
  Series E Convertible Preferred Stock, $.01 par value, nonvoting,
    400,000 shares authorized, 42,000 and 210,000 shares outstanding, respectively      -              2
  Series F Convertible Preferred Stock, $.01 par value, nonvoting,
    400,000 shares authorized, 230,000 and 306,250 shares outstanding, respectively     2              3
  Series J convertible preferred stock, $.01 par value, nonvoting, 1,500,000
     shares authorized, 50,000 and O shares outstanding, respectively                   1             --
  Series K convertible preferred stock, $.01 par value, nonvoting, 5,000
     shares authorized, 4,553 and O shares outstanding, respectively                   --             --
  Common stock, $.01 par value, 100,000,000 shares authorized,
   24,208,339 and  11,930,837 shares issued and outstanding, respectively             242            119
  Additional paid-in capital                                                       51,445         42,085
  Accumulated deficit                                                             (48,804)       (33,704)
                                                                                 --------       --------

     Total stockholders' equity                                                     2,886          8,505
                                                                                 --------       --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  9,343       $ 11,094
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



                    INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                             Consolidated Statements of Operations
                             (In Thousands, Except Per Share Data)


                                                   For the Year  For the Year   For the Year
                                                      Ended         Ended          Ended
                                                   December 31,   December 31,   December 31,
                                                      2001           2000           1999
                                                    --------       --------       --------
NET SALES GAMES                                     $  5,082       $  8,936       $  4,026
NET SALES LICENSES                                     3,000           --             --
                                                    --------       --------       --------
TOTAL NET SALES                                        8,082          8,936          4,026

COST OF SALES GAMES                                    3,710          4,891          5,313
WRITE DOWN INVENTORY TO MARKET VALUE                    --             --            3,318
                                                    --------       --------       --------

    Gross profit                                       4,372          4,045         (4,605)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          15,444          4,503          6,787
WRITE DOWN ASSETS TO MARKET VALUE                       --             --            1,337
                                                    --------       --------       --------

    Operating loss                                   (11,072)          (458)       (12,729)

OTHER INCOME (EXPENSE), net                             (622)          (284)          (147)
LOSS ON INVESTMENT IN XERTAIN                           (989)
                                                    --------       --------       --------

    Loss before income taxes                         (12,683)          (742)       (12,876)

PROVISION FOR INCOME TAXES                              --             --             --
                                                    --------       --------       --------


   Net loss                                          (12,683)          (742)       (12,876)

PREFERRED STOCK DIVIDENDS                              1,182            163            124

PREFERRED STOCK ACCRETION                              1,235          1,373            547
                                                    --------       --------       --------

  Net loss attributable to common shareholders      ($15,100)      ($ 2,278)      ($13,547)
                                                    ========       ========       ========


LOSS PER SHARE OF COMMON STOCK                      ($  0.85)      ($  0.23)      ($  1.80)
                                                    ========       ========       ========


  Weighted average common shares outstanding          17,841          9,774          7,525
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



                                       INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                                           Consolidated Statements of Stockholders' Equity
                                                           (In Thousands)



                                                               Convertible                               Unrealized
                                       Common Stock         Preferred Stock   Additional               Gain/(Loss) on
                                     -----------------      ---------------    Paid-in   Accumulated   Available-for-
                                      Shares    Amount      Shares   Amount    Capital     Deficit     Sale Securities      Total
                                     -------   -------      ------   ------   ---------   ---------    ---------------    ---------
BALANCE, December 31, 1998            7,535         75          3          -     32,676    (17,879)                -        14,872
  Series C preferred stock issued         -          -          1          -      1,291          -                 -         1,291
  Series D preferred stock issued         -          -          3          -      2,389          -                 -         2,389
  Preferred stock conversions to
    common stock:
       Series B preferred stock       1,410         14         (2)         -        (14)         -                 -             0
       Series C preferred stock         388          4          -          -         (4)         -                 -             0
       Series D preferred stock         674          7         (1)         -         (7)         -                 -             0
  Series B preferred stock
   redemption                             -          -         (1)         -     (1,100)         -                 -        (1,100)
  Preferred stock accretion
   adjustments                            -          -          -          -        547       (547)                -             0
  Preferred stock dividends               7          -          -          -          9       (124)                -          (115)
  Repurchase of common stock         (1,100)       (11)         -          -     (1,302)         -                 -        (1,313)
  Stock options exercised                38          1          -          -         40          -                 -            41
  Net loss                                -          -          -          -          -    (12,876)                -       (12,876)
                                   --------   --------   --------   --------   --------   --------          --------      --------

BALANCE, December 31, 1999            8,952   $     90          3        $ -   $ 34,525   $(31,426)                -      $  3,189
  Series E preferred stock issued         -          -        210          4      4,118          -                 -         4,122
  Series F preferred stock issued         -          -        306          1        800          -                 -           801
  Preferred stock conversions to
    common stock:
       Series B preferred stock          89          1          -          -         (1)         -                 -             -
       Series C preferred stock         617          6          -          -         (6)         -                 -             -
       Series D preferred stock         826          8          -          -         (8)         -                 -             -
  Preferred stock conversions to
    preferred stock:
       Series E preferred stock           -          -       (206)        (2)    (2,058)         -                 -        (2,060)
       Series F preferred stock           -          -        206          2      2,060          -                 -         2,062
  Preferred stock accretion
   adjustments                            -          -          -          -      1,373     (1,373)                -             -
  Preferred stock dividends               -          -          -          -          -       (163)                -          (163)
  Stock issued for Xertain, Inc.      1,092         11          -          -        978          -                 -           989
  Stock options exercised                30          -          -          -         33          -                 -            33
  Stock issued for expenses             325          3          -          -        271          -                 -           274
  Net loss                                -          -          -          -          -       (742)                -          (742)
                                   --------   --------   --------   --------   --------   --------          --------      --------

BALANCE, December 31, 2000           11,931   $    119        519        $ 5   $ 42,085   $(33,704)                -      $  8,505
  Series E preferred stock issued                              55          -        550                                        550
  Series G preferred stock issued         -          -          -          -        400          -                 -           400
  Series H preferred stock issued         -          -          -          -                     -                 -             -
  Series I preferred stock issued                               -                                                                -
  Series J preferred stock issued                             150          2      1,814                                      1,816
  Series K preferred stock issued                               5          -      2,603                                      2,603
  Preferred stock conversions to
    common stock:
       Series C preferred stock         220          2         (1)                   (2)                                         -
       Series E preferred stock       2,579         26       (188)       (2)        (36)                                       (12)
       Series F preferred stock       1,381         14        (76)       (1)        167                                        180
       Series G preferred stock       1,830         19         (1)                  (28)                                        (9)
       Series H preferred stock       1,104         11         (1)                 (107)                                       (96)
       Series I preferred stock       1,040         10         (1)                  (17)                                        (7)
       Series J preferred stock       1,000         10       (100)       (1)         (9)                                         -
       Series K preferred stock         131          1                               (1)
  Preferred stock conversions to
    preferred stock:
       Series B                                                                     (30)                                       (30)
       Series C                                                (1)                 (530)                                      (530)
       Series D                                                (1)               (1,132)                                    (1,132)
       Series E                                               (36)                 (358)                                      (358)
       Series G                                                 1                   810                                        810
       Series H                                                 1                   700                                        700
       Series I                                                 1                   624                                        624

  Preferred stock accretion
   adjustments                            -          -          -          -      1,235     (1,235)                -             -
  Preferred stock dividends               -          -          -          -          -     (1,182)                -        (1,182)
  Stock options exercised               173          2          -          -        178          -                 -           180
  Stock Issued for Dividends            878          9                              779                            -           788
  Stock issued for expenses           1,905         19          -          -      1,739                            -         1,758
  Stock issued for Emp. stock purchase   36                                          11                                         11
    Net loss                              -          -          -          -          -    (12,683)                -       (12,683)
                                   --------   --------   --------   --------   --------   --------          --------      --------

BALANCE, December 31, 2001           24,208   $    242        326        $ 3   $ 51,445   $(48,804)                -      $  2,886
                                   ========   ========   ========   ========   ========   ========          ========      ========







                                         Theaccompanying notes are an integral part of these
                                                 consolidated financial statements.


                                                                 28



                              INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                                       Consolidated Statements Of Cash Flows
                                                  (In Thousands)



                                                                      For the Year   For the Year   For the Year
                                                                         Ended          Ended          Ended
                                                                      December 31,    December 31,   December 31,
                                                                         2001           2000            1999
                                                                      ------------  ------------  --------------
OPERATING ACTIVITIES:
  Net loss                                                            ($ 12,683)       ($ 742)     ($12,876)
   Adjustments to reconcile net loss to
    cash flows used for operating activities -
   Depreciation and amortization                                            674           593         1,194
   Provision for inventory obsolescence                                    (813)       (1,678)        1,170
   Write down inventory to market value                                    (469)         (767)        3,318
   Write down assets to market value                                          -             -         1,337
      Provision for bad debts                                                 -             -           198
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                        2,866        (2,236)          470
     Inventories                                                          1,023         2,899            29
     Prepaid expenses and other                                           1,304          (303)         (272)
     Accounts payable and accrued expenses                                3,272           527           309

                                                                       --------      --------      --------

     Net cash used for operating activities                              (4,826)       (1,707)       (5,123)
                                                                       --------      --------      --------

INVESTING ACTIVITIES:
  Release of restricted investments                                           -             -           700
  Inventory (capitalized for use in) returned from gaming operations        543            66          (511)
  Purchases of property and equipment                                      (302)          (84)          (77)
  Purchases of intangible assets                                            (42)          (80)         (150)
                                                                       --------      --------      --------

     Net cash provided by (used for) investing activities                  (199)          (98)          (38)
                                                                       --------      --------      --------

FINANCING ACTIVITIES:
  Proceeds from financing agreements                                      2,858             -         2,028
  Payments on long-term obligations                                      (1,979)         (559)         (840)
  Preferred stock dividends paid                                              -           (99)         (125)
  Net proceeds from sale of common stock                                    180            33            40
  Net proceeds from sale of preferred stock                               3,666         2,611         3,681
  Payment to redeem preferred stock                                           -             -        (1,100)
                                                                       --------      --------      --------

     Net cash provided by financing activities                            4,725         1,986         3,684
                                                                       --------      --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (300)          181        (1,477)

CASH AND CASH EQUIVALENTS, beginning of period                              321           140         1,617
                                                                       --------      --------      --------

CASH AND CASH EQUIVALENTS, end of period                               $     21      $    321      $    140
                                                                       ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for interest                                               $    361      $    249      $    214
                                                                       ========      ========      ========
  Cash paid (refund received) for income taxes                         $      -      $      1      $      1
                                                                       ========      ========      ========
  Non-cash transactions:
     Preferred Stock converted to common stock                         $     56      $  1,008      $  2,957
                                                                       ========      ========      ========
     Preferred Stock dividends paid with common stock                  $    788      $      -      $      9
                                                                       ========      ========      ========
     Preferred Stock issued for expenses                               $  1,935      $      -      $
-
                                                                       ========      ========      ========
     Expenses paid with common stock                                   $  1,758      $    274      $      -
                                                                       ========      ========      ========
     Penalty shares issued to preferred stockholders                   $    771      $      -      $      -
                                                                       ========      ========      ========
     Long-term obligations converted to preferred stock                $    550      $  2,310      $      -
                                                                       ========      ========      ========




                                Theaccompanying notes are an integral part of these
                                        consolidated financial statements.

                                                        29

INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS AND RISK FACTORS

Innovative Gaming Corporation of America ("the Company") was incorporated in the State of Minnesota on September 19, 1991. The Company, through its wholly owned subsidiary, Innovative Gaming, Inc.("IGI"), is in the business of developing, manufacturing, marketing and distributing computerized gaming equipment. The Company distributes its products to certain gaming markets worldwide.

On October 8, 1999, the Company entered into a non-binding letter of intent with Equitex, Inc.("Equitex"), which outlined the terms of a contemplated merger between the Company and Equitex's subsidiary, nMortgage, Inc. ("nMortgage") in a tax-free exchange of stock (the "Merger"). On December 21, 1999, IGCA Acquisition Corporation was created in anticipation of this merger. On December 31, 1999, the Company, Equitex and nMortgage executed a definitive merger agreement governing the Merger. Pursuant to the merger agreement, the stockholders of the Company were to retain 25% of the surviving corporation to the merger on a post-merger basis. As a condition to the Merger, concurrent with the Merger, the Company was to divest substantially all of its gaming assets. In September 2000, the Company and Equitex terminated their merger agreement.

Subsequent to canceling the nMortgage merger, in October 2000 the Company entered into a plan to merge Xertain, Inc. into a subsidiary of the Company. The Company subsequently determined that the merger with Xertain was inadvisable and terminated the Xertain merger agreement during the fourth quarter of 2001.

In February 2002, the Company entered into a merger agreement with GET USA, Inc. a company involved in Internet gaming and other game development efforts. The details of this agreement are more fully described in Note 10.

The Company has experienced negative cash flow from operations of $4.9 million,$1.7 million, $5.1 million and $2.1 million for the years ended December 31, 2001, 2000, 1999, and 1998, respectively. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully compete in the market place. There can be no assurance that the Company will be successful in obtaining any additional financing on terms acceptable to the Company. Failure to obtain additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Innovative Gaming Corporation of America and its wholly owned subsidiaries, Innovative Gaming, Inc., Innovative Gaming Finance Corp., Innovative Gaming Technology Corp., Game Card Technologies, Inc., Card Technologies, Inc. and IGCA Acquisition Corp. All significant intercompany transactions have been eliminated.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has provided for an allowance for doubtful accounts for the years ended December 31, 2001 and 2000,of $5,176 and $113 respectively based on management's estimate of the collectibility of accounts receivable.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost with depreciation provided for using the straight-line method over the useful lives of the assets or the lease term, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation expense recorded in the years ended December 31, 2001, 2000 and 1999 was $446, $375, and $852, respectively.


                                       Useful Life        2001         2000
                                       ------------     ------        -------


Office equipment                       5 years           $567           $913
Display games                          5 years              0             66
Gaming operations equipment            2.5 years          532            265
Manufacturing equipment                5 years            757            359
Leasehold improvements                 Life of             89            321
                                       lease
                                                       ------        -------
  Total property and equipment                          1,945          1,924
  Less:  Accumulated depreciation                        (857)        (1,256)
         Write down to market value                      (318)          (318)
                                                       ------        -------
      Total property and equipment, net                  $770           $350
                                                       ======         ======

INVENTORIES

Inventories are recorded at the lower of cost or market value. Cost is determined according to the weighted average accounting method. Inventories consisted of the following at December 31:


                                                     2001           2000
                                                   -------         -------

     Game components and parts                     $ 3,828         $ 4,416
     Work in process                                   356             422
     Finished goods                                  1,575           1,926
     Inventory reserves                               (795)         (1,608)
     Write down to market value                       (564)         (1,033)
                                                   -------         -------
        Total inventories, net                     $ 4,400         $ 4,123
                                                   =======         =======


INTANGIBLES

The Company amortizes intangibles on a straight-line basis over their estimated economic lives while the technologies are being utilized (See Note 4).

PRODUCT SALES/REVENUE RECOGNITION

The Company makes product sales for cash, on normal terms of 90 days or less, and over longer term installments until the purchase price is paid. Revenues from the sale of products are recognized upon transfer of title and risk of loss to the customer. Deposits received from customers in advance of delivery are deferred.

CONCENTRATIONS OF RISK

During 2001, the Company made sales to Delta Automaten accounting for 63.5%, during 2000, the Company made sales to Delta Automaten and Casino Arizona accounting for 22.26% and 12.76% of gross sales respectively. During 1999, the Company made sales to a distributor, Black Hills Novelty Co., which accounted for 18.9% of sales for the year. In March 2000, the Company and Aristocrat terminated the distribution agreement. For the years ended December 31, 2000, 1999, and 1998, no other distributors or customers accounted for greater than 10% of sales.

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

At December 31, 2001, the following concentrations of credit risk existed:


             Holland                                       86%
             Nevada                                         6%
             Other (less than 6% each)                      8%
                                                        ------
                 Total                                    100%
                                                        ======

RESEARCH AND DEVELOPMENT COSTS

The Company engages in the development of new and existing products. Research and development costs are expensed as incurred. The Company expensed approximately $2,678,$1,190 and $3,309 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are included in selling, general and administrative expenses.

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

LONG-LIVED ASSETS

SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" established accounting standards for the recognition and measurement of impairment of long-lived assets and certain identifiable intangibles and goodwill either to be held or disposed of.

Management reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For assets which produce future cash flows, an estimate of undiscounted future cash flows is compared to the carrying amount to determine if impairment exists. For assets which do not produce quantifiable future cash flows, such as intangibles, impairment is measured at the enterprise level. At December 31, 1999, the carrying values of long-lived assets were evaluated, and taking into consideration the planned sale of the gaming assets to Xertain, Inc. which was a prerequisite to the proposed merger with nMortgage.com, the carrying values were reduced to reflect the amount expected to be realized upon the closing of the asset sale and merger. The total impairment amount of $1,337, which is presented separately on the face of the statement of operations, was attributable to the write-down to market value of property and equipment in the amount of $318 and intangible assets in the amount of $1,019. No impairment existed at December 31, 2001 or 2000.

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


3.        NOTES RECEIVABLE:

The Company has granted certain customers extended payment terms under sales contracts. These contracts are generally for terms of one to five years with interest recognized at prevailing rates and are collateralized by the equipment sold. The contracts typically have no stated interest to be paid, and interest is imputed at prime plus 2%. At December 31, 2001 and 2000 the face amount of notes receivable was $213 and respectively. The carrying value of notes receivable approximates their fair value. The following table represents the estimated future collections of notes receivable, net of amounts to be recognized as interest income, at December 31, 2001:


              Years Ending December 31,               Estimated
                                                      Receipts

              2002                                   $       95
              2003                                           51
              2004                                           40
              2005                                           27
                                                     ----------
                 Total                               $      213
                                                     ==========

4.      INTANGIBLE ASSETS:

Intangible assets consisted of the following at December 31:


                                              Useful Life      2001        2000
                                              -----------  ---------   --------

       Product patent and technology rights   5 to 10      $   3,204   $  3,162
                                              years
       Nevada distribution rights             10 years           250        250
                                                           ---------   --------
          Total intangible assets                              3,454      3,412
          Less: accumulated amortization                      (1,993)    (1,766)
                write down to market value                    (1,019)    (1,019)
                                                           ---------   --------
                Total intangible assets, net               $     442   $    627
                                                           =========   ========


Amortization recorded for intangibles was $228, $218 and $977 in the years ended December 31, 2001, 2000 and 1999, respectively.

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


5.      FINANCING ARRANGEMENTS:

NOTES PAYABLE

Notes payable consists of convertible notes issued for the repurchase of Common Stock of the Company from Lakes Gaming, Inc. and another shareholder, convertible notes issued to a group of investors as part of a financial restructuring to raise operating capital, amounts owed IGT, a wholly-owned subsidiary of International Game Technology, for the purchase of slant top slot machines incorporated in the Company's Bonus Streak game, and an operating capital loan from Finova Capital Corporation.

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

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 400,000 shares of its outstanding Common Stock, at market price, from a shareholder. The Company entered into a stock redemption agreement with such shareholder pursuant to which the Company redeemed 400,000 shares of Common Stock beneficially owned by such shareholder in exchange for a four-year convertible note in the amount of $438 and a warrant to purchase 50,000 shares of the Common Stock. On November 1, 2000, $437 was converted to Series E Preferred Stock. In April 1999, the Company redeemed 700,000 shares of Common Stock from Lakes Gaming, Inc. in exchange for a four-year convertible note in the amount of $875 and a warrant to purchase 87,500 shares of Common Stock. This redemption was also undertaken to expedite the timing of gaming regulatory approval in certain jurisdictions. These notes are unsecured, pay interest of 5% per annum and are convertible to Common Stock at $1.09375 and $1.25 per share, respectively. Interest is paid quarterly on the first note and is due at maturity on the second note. The notes may not be converted in the first year following issuance. The exercise price of the warrants is the same as the conversion price of the notes. On November 1, 2000, $575 of the convertible debt was converted to Series E Preferred Stock.

On June 1, 1999, the Company completed a financial restructuring which included a private placement of three-year convertible secured notes totaling $1,550 issued to a group of investors. Interest on such notes is paid quarterly at a rate of 12% per annum, and the principal balance is due June 1, 2002. At any time after June 1, 2000, and until the principal balance is paid in full, the holders of the notes may convert the notes into Common Stock at a conversion price of $1.50 per share. The note holders may not convert the notes into Common Stock if such conversion would result in beneficial ownership by such note holder of more than 4.9% of the Company's issued and outstanding Common Stock. These notes are secured by the furniture, fixtures and equipment, inventory and intangible property of the Company. On November 1, 2000, $1,300 of the convertible debt was converted to Series E Preferred Stock.

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

On April 2, 2001, the Company borrowed $300 and issued an unsecured one-year note. Interest is payable quarterly at an annual rate of 8 percent. The Company also agreed to issue 200,000 shares of its Common Stock as additional consideration for the loan. The shares will be treated as additional interest payments.

Also on April 2, 2001, the Company borrowed an additional $100 and issued an unsecured one-year note. Interest is payable quarterly at an annual rate of 8 percent. The Company also agreed to issue 64,000 shares of its Common Stock as additional consideration for the loan. The shares will be treated as additional interest payments.

On April 12, 2001, the Company borrowed $1 million on an unsecured 90-day note. Interest is payable at 12 percent, of which $12 was paid in advance and the remaining $17 is due when the note matures. On July 10, 2001, this note was repaid with proceeds from an unsecured six-month note payable to a bank. This note was extended for an additional six months after December 31, 2001.

On May 17, 2001, the Company borrowed $300 on an unsecured one-year note. Interest is payable quarterly at an annual rate of 8 percent. The Company also agreed to issue 200,000 shares of its Common Stock as additional consideration for the loan. The shares will be treated as additional interest payments.

On December 18, 2001, the company entered into a Bridge Loan Agreement with GET USA, Inc. This loan agreement is for six months at a rate of 10%. GET USA Inc has the irrevocable right to convert all or any portion of the principal balance into share of common stock. On December 18, 2001, the Company borrowed $60 against this loan agreement and on December 28,2001 the Company borrowed another $98.

The following table represents the estimated future payments of notes payable at December 31, 2001:

              Years Ending December 31,                    Estimated
                                                           Payments

                  2002                                        1,895
                  2003                                            0
                  2004                                            7
                                                             ------
                     Total                                   $1,902
                                                             ======


6.      STOCKHOLDERS' EQUITY:

PREFERRED STOCK

On May 13, 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price and stated value of $1,000 per share in a private placement for total proceeds of $3,000, prior to any offering expenses. The stated par value per share is $.01, resulting in a total par value of thirty dollars being recorded as Series B Convertible Preferred Stock, and the balance of approximately $3.0 million is included in Additional Paid-in Capital. An annual dividend of 4% shall be paid quarterly in arrears either in shares of Series B Preferred Stock or cash at the Company's discretion.

Each share of Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $5.16, which represents 135 % of the ten-day average of the closing bid price of the Company's Common Stock ending on May 12, 1998. The maximum number of shares of Common Stock that may be issued upon conversion is 1,505,000. In the event a holder of Series B Preferred Stock is unable to convert shares of Series B Preferred Stock into Common Stock at a discount because 1,505,000 shares have been issued at a discount, then the Company may either 1) redeem any unconverted Series B Preferred Stock for cash at a price equal to 115% of the liquidation value of the shares or 2) issue Series C Convertible Preferred Stock in an amount equal to the economic value that would have been received by such holder if able to convert at a discount. The Company has the right to redeem the Series B Preferred Stock at 115% of stated value in cash. On June 1 1999, the Company redeemed $1,100 of the Series B Preferred Stock at 100% of stated value in cash. As of December 31, 1999, shares representing $1,620 of Series B Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $280 of Series B Preferred Stock is convertible into Common Stock, at the election of the holder thereof. A holder of Series B Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

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

During March 2000, 157 shares were converted to 89,015 of common shares. Also in March 2000, 93 shares were converted to 93 shares of Series C. On June 15, 2001 30 shares were converted to Series H.

On June 1, 1999, as part of a financial restructuring, the Company issued 1,400 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price and stated value of $1,000 per share in a private placement for total proceeds of $1,400 prior to any offering expenses. The par value per share is $.01, resulting in a total par value of fourteen dollars being recorded as

Series C Convertible Preferred Stock, and the balance of approximately $1.4 million is included in Additional Paid-in Capital. An annual dividend of 4% shall be paid quarterly in arrears either in shares of Series C Preferred Stock or cash at the Company's discretion. Each share of Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 91% of the three consecutive day average of the lowest closing bid price of the Company's Common Stock over the twenty-day trading period ending the day prior to conversion (the "Conversion Price"). The Conversion Price may not exceed $1.877, which represents 135% of the ten day average of the closing bid price of the Company's Common Stock ending on May 28, 1999. As of December 31, 1999, shares representing $500 of Series C Preferred Stock had been converted into Common Stock, and all of the remaining outstanding balance of $900 of Series C Preferred Stock is convertible into Common Stock, at the election of the holder thereof. The maximum number of shares of Common Stock that may be issued upon conversion is 1,331,500. The Company has the right to redeem the Series C Preferred Stock at 115% of stated value in cash beginning August 31, 1999. The effective date of the Registration Statement filed with the Securities and Exchange Commission relating to the Common Stock to be issued upon conversion of the Series C Convertible Preferred Stock was September 24, 1999, and all necessary gaming regulatory approvals have been received. A holder of Series C Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

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

In March 2000, 93 shares of Series B was converted to Series C and later that same month was converted to 57,091 of common shares. During the 4th quarter of 2000, a total of 270 shares were converted to 560,064 of common shares. In January 2001 an additional 100 shares converted to 220,548 of common shares. On June 15, 2001 480 shares and on July 27, 2001 50 shares were converted to Series H.

During October 1999, the Company issued a total of 2,450 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price and stated value of $1,000 per share in a private placement for total proceeds of $2,450, prior to any offering expenses, and warrants (the "Warrants") to acquire 245,000 shares of the Company's Common Stock at $2.75 per share. The par value per share is $.01, resulting in a total par value of twenty-five dollars being recorded as Series D Preferred Stock, and the balance of approximately $2.4 million is included in Additional Paid-in Capital. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series D Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of the lesser of $3.00 or 75% of the average of closing bid price of the Company's Common Stock for the five consecutive days immediately preceding the conversion date. The Company has reserved 1,750,000 shares of Common Stock for issuance upon conversion of the Series D Preferred Stock and 245,000 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series D Preferred Stock at 135% of stated value in cash if the market price is lower than the market price on the date the Series D Preferred Stock was issued. A registration statement related to the Common Stock to be issued has been filed by, and at the expense of, the Company pursuant to obligations contained in Registration Rights Agreements dated October 14 to 22, 1999. Such Registration Statement was declared effective by the Securities and Exchange Commission on May 18, 2001.

The 25% beneficial conversion feature was accounted for as an additional preferred stock dividend, which was determined on the date the Series D Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $816, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series D Preferred Stock to the earliest conversion date. Income available to holders of Common Stock is being reduced by approximately $408 in the fourth quarter of 1999 and approximately $408 in the first quarter of 2000. All outstanding shares of Series D Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Series D Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

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

During the second quarter of 2000, 275 shares were converted to 397,872 of common stock. The third quarter of 2000, 87.5 shares were converted to 198,582 of common stock and the fourth quarter of 2000, an additional 118 shares converted to 229,052 of common stock. In January 2001 632 shares were converted to Series G and during June 2001 500 shares were converted to Series I.

On November 1, 2000, the Company issued a total of 416,250 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock") at a price and stated value of $10 per share in a private placement for total proceeds of $4,162, prior to any offering expenses, and warrants (the "Warrants") to acquire 210,000 shares of the Company's Common Stock at $1.00 per share. The par value per share is $.01, resulting in a total par value of four hundred sixteen dollars being recorded as Series E Convertible Preferred Stock, and the balance of approximately $4,118 is included in Additional Paid in Capital. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock or cash at the Company's discretion. Each share of Series E Preferred Stock is convertible into shares of Common Stock at a conversion price of the lesser of $.8125 or 70% of the Common Stock's average of closing bid price for the five consecutive days immediately preceding the conversion date. The Company has reserved 1,935,255 shares of Common Stock for issuance upon conversion of the Series E Preferred Stock and 416,250 shares of Common Stock for issuance upon the exercise of the Warrants. The Company has the right to redeem the Series E Preferred Stock at 135% of its stated value in cash if the market price is lower than $1.50 per share. A registration statement relating to such Common Stock was filed February 14, 2001 and was declared effective as of May 18, 2001.

The 25% beneficial conversion feature was accounted for as an additional preferred stock dividend, which was determined on the date the Series E Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $715, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series E Preferred Stock to the earliest conversion date. Income available to holders of Common Stock is being reduced by $715 in the fourth quarter of 2000. All outstanding shares of Series E Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Series E Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

On June 8, 2001, two long term debts were converted to 25,000 shares of Series
E. During the second quarter of 2001 a total of 172,138 shares were converted to 2,196,900 shares of commons. On July 1, 2001 a long term debt was converted to 30,000 shares of Series E. During the third quarter of 2001, 15,091 shares were converted to 185,741 of common and 17,771 shares were converted to Series G.

During the fourth quarter of 2001 18,000 shares were converted to 96 shares of Series H and 97 shares of Series I.

On November 1, 2000, the Company issued a total of 100,000 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value and price of $10 per share in a private placement for total proceeds of $1,000, prior to any offering expenses, and warrants (the "Warrants") to acquire 100,000 shares of the Company's Common Stock at $1.00 per share. The par value per share is $.01, resulting in a total par value of one thousand dollars being recorded as Series F Preferred Stock, and the balance of approximately $999 is included as Additional Paid-in Capital. An annual dividend of 6% shall be paid quarterly in arrears either in Common Stock or cash at the Company's discretion. Each share of Series F Preferred Stock is convertible into shares of Common Stock at a conversion price equal to the lesser of $.8125 or 70% of the Common Stock's average closing bid price for the five consecutive days immediately preceding the conversion date. Concurrent with this issuance, the Company converted 206,250 shares of Series F Preferred Stock with a private investor for 206,250 shares of Series F Preferred Stock. The Company has reserved 2,062,096 shares of Common Stock for these issuances upon conversion of the Series F Preferred Stock and 100,000 shares of Common Stock to be issued upon the exercise of the Warrants. The Company has the right to redeem the Series F Preferred Stock at 135% of its stated value in cash if the market price is lower than $1.50 per share. A registration statement relating to such Common Stock was filed February 14, 2001 and was declared effective as of May 18, 2001.

The 30% beneficial conversion feature was accounted for as an additional preferred stock dividend, which was determined on the date of the Series F Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $250, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series F Preferred Stock to the earliest conversion date. Income available to holders of Common Stock is being reduces by $250 in the fourth quarter of 2000. All outstanding shares of Series F Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Series F Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

In the second quarter of 2001 42,500 shares were converted to 561,167 shares of common. During the third quarter of 2001 20,000 shares were converted to 246,914 shares of common and during the fourth quarter 13,750 shares were converted to 572,916 shares of common.

On December 1, 2000, the Company approved the issuance of 3,000 shares of Preferred Stock as Series G 6% Convertible Preferred Stock with a par value of $.01 per share, and a stated value and price of $1,000 per share. Each share of Series G Preferred Stock is convertible into shares of Common Stock at a conversion price equal to the lesser of $3.00 or 75% of mean price of the previous 5 days bid price. In January 2001 632 shares were converted from Series D and on April 6, 2001 400 shares were of new issue. During the first quarter of 2001 375 shares of Series G were converted to 784,109 shares of common and the second quarter of 2001 657 shares were converted to 819,984 shares of common. During September 2001 17,771 shares of Series E were converted to 178 shares of Series G and then converted to 225,616 shares of common during the same month. As of December 31, 2001 no shares remained outstanding under this series.

The 25% beneficial conversion feature was accounted for as an additional preferred stock dividend, which was determined on the date of the Series G Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $274, which reduces income available for holders of the Company's Common Stock and therefore reduces earnings per share on a pro rata basis over the period from issuance of the Series G Preferred Stock to the earliest conversion date. Income available to holders of Common Stock is being reduces by $274 in the first quarter of 2001. All outstanding shares of Series G Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Series G Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's Common Stock.

During June 2001, the Company issued 554 shares of Series H Convertible Preferred Stock (the "Series H Preferred Stock") at a stated value and price of $1,000 per share in exchange for shares representing $30,000 of Series B Preferred Stock, $480,000 of Series C Preferred Stock, and $44,000 of accrued dividends. This was done because prior conversions of Series B and C Preferred Stock had exhausted the shares of Common Stock reserved for issuance to Series B and C Preferred Stock shareholders. The par value of Series H Preferred Stock is $.01, resulting in a total par value of five dollars being recorded as Series H Preferred Stock, and the balance of approximately $500,000 is included in Additional Paid-in Capital. An annual dividend of 6% is payable quarterly in arrears either in Common Stock or cash at the Company's discretion. Each share of Series H Preferred Stock is convertible into shares of Common Stock at a conversion price equal to the lower of $1.27 or 91% of the three consecutive day average of the lowest closing bid price of the Common Stock over the twenty-day trading period ending the day prior to conversion.

The 9% beneficial conversion feature was accounted for as an additional preferred stock dividend, which was determined on the date the Series H Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $106,786, which reduced income available for holders of the Company's Common Stock and therefore reduced earnings per share for the three months ended June 30, 2001. All outstanding shares of Series H Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Series H Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's outstanding Common Stock.

During July 2001, 50 shares of Series C converted to Series H. For the third quarter of 2001 a total of 604 shares were converted to 587,409 shares of common. During December 2001 96 shares of Series E converted to Series H and converted to 520,325 shares of common.

During June 2001, the Company issued 527 shares of Series I Convertible Preferred Stock (the "Series I Preferred Stock") at a stated value and price of $1,000 per share in exchange for shares representing $500,000 of Series D Preferred Stock and $27,000 of accrued dividends. This was done because prior conversions of Series D Preferred Stock had exhausted the shares of Common Stock reserved for issuance to Series D Preferred Stock shareholders. The par value of Series I Preferred Stock is $.01, resulting in a total par value of five dollars being recorded as Series I Preferred Stock, and the balance of approximately $500,000 is included in Additional Paid-in Capital. An annual dividend of 6% is payable quarterly in arrears either in Common Stock or cash at the Company's discretion. Each share of Series I Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of 75% of the Common Stock's average closing bid price for the five consecutive days immediately preceding the conversion date.

The 25% beneficial conversion feature was accounted for as an additional preferred stock dividend, which was determined on the date the Series I Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $90,016, which reduced income available for holders of the Company's Common Stock and therefore reduced earnings per share for the three months ended June 30, 2001. All outstanding shares of Series I Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Series I Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's outstanding Common Stock.

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

During June 2001 60 shares were converted to 57,413 shares of common. In the month of July 2001 467 shares were converted to 457,171 shares of common. In December 2001 97 shares were converted from Series E and converted to 525,745 shares of common.

During July 2001, the Company issued 150,000 shares of Series J Convertible Preferred Stock (the "Series J Preferred Stock") as payment for expenses totaling $1,979, which is being amortized over five years. Each share of the Series J Preferred Stock is convertible into 10 shares of Common Stock; there is no conversion price. The Series J Preferred Stock does not pay dividends and is not redeemable except through conversion into Common Stock. The par value of the Series J Preferred Stock is $.01, resulting in a total par value of $1,500 being recorded as Series J Preferred Stock, and the balance of approximately $1,978is included as Additional Paid-in Capital. During November 2001 100,000 shares were converted to common stock.

During August 2001, the Company issued 4,667 shares of Series K Convertible Preferred Stock (the "Series K Preferred Stock") in exchange for net cash proceeds of approximately $3,402, which represented a 25% discount from the stated value and price of $1,000 per share, less commissions and offering costs. The par value of Series K Preferred Stock is $.01, resulting in a total par value of $47 being recorded as Series K Preferred Stock, and the balance of approximately $3,401 is included in Additional Paid-in Capital. An annual dividend of 7% is payable quarterly in arrears either in Common Stock of the Company or cash at the Company's discretion. Each share of Series K Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price equal to the Common Stock's average closing bid price over the five trading period ending the day prior to conversion.

The beneficial conversion feature was accounted for as an additional preferred stock dividend, which was determined on the date the Series K Preferred Stock was issued. The total value of the beneficial conversion feature or dividend is $564, which reduced income available for holders of the Company's Common Stock and therefore reduced earnings per share for the three months ended September 30, 2001. All outstanding shares of Series K Preferred Stock will automatically be converted into Common Stock on the fifth anniversary of its issuance. A holder of Series K Preferred Stock may not convert such stock into Common Stock if, following such conversion, the holder beneficially owns in excess of 4.9% of the Company's outstanding Common Stock.

During 2001 114 shares were converted to 131,253 of common shares.

COMMON STOCK REDEMPTION

In March 1999, in order to expedite the timing of gaming regulatory approval in certain jurisdictions, the Company repurchased 400,000 shares of its outstanding Common Stock, at market price, from a shareholder. The Company entered into a stock redemption agreement with such shareholder pursuant to which the Company redeemed 400,000 shares of Company Common Stock beneficially owned by such shareholder in exchange for a four-year convertible note and a warrant to purchase 50,000 shares of the Company's Common Stock. In April 1999, the Company redeemed 700,000 shares of Common Stock from Lakes Gaming, Inc. on substantially the same terms as the redemption described above. This redemption was also undertaken to expedite the timing of gaming regulatory approval in certain jurisdictions. These notes are unsecured, pay interest of 5% per annum and are convertible at the closing market price of the Company's Common Stock on the date of the issuance of the notes. The notes may not be converted in the first year following issuance. The exercise price of the warrants will be the same as the conversion price of the notes. The Company also granted "piggyback" registration rights for shares of Common Stock issuable upon conversion of both the notes and the warrants.

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

The Company accounts for both stock option plans under Accounting Principles Board ("APB") Opinion No. 25 -"Accounting for Stock Options Issued to Employees", under which no compensation cost has been recognized. Statement of Accounting Standards No. 123 -"Accounting for Stock-Based Compensation" (SFAS No. 123), was issued in 1995 and, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS No. 123 is optional; however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's results of operations and earnings per share would have been changed to the following pro forma amounts:


                                                          2001           2000
                                                          ----           ----

       Net loss:                       As reported     $(15,101)      $(2,278)
                                       Pro forma       $(18,173)      $(2,633)
       Primary and fully-diluted EPS:  As reported     $  (0.85)      $ (0.23)
                                       Pro forma       $  (1.02)      $ (0.26)


A summary of the status of the 1992 Employee Stock Option and Compensation Plan at December 31, 2001, 2000 and 1999, and changes during the periods then ended is presented in the tables and narrative below:

                          December 31, 2001       December 31, 2000        December 31, 1999
                        ----------------------   ---------------------   ----------------------
                                     Wtd Avg                  Wtd Avg                   Wtd Avg
                          Number    Ex Price      Number     Ex Price        Number    Ex Price
                        ----------- ----------   ---------- ----------   ----------- ----------
Outstanding at
beginning of period       875,000       $1.37      745,000       $1.53      610,000      $1.56
  Granted                       0        -         300,000        1.00      250,000       2.06
  Exercised               (25,000)       1.13      (28,000)       1.13          -            -
  Forfeited               (15,000)       1.13     (150,000)       1.88     (115,000)      2.87
  Expired                    -           -            -          -            -           -
                        ---------                 --------                --------
Outstanding at end of
period                    835,000       $1.13      875,000       $1.37      745,000      $1.53
                        =========                 ========                ========
Exercisable at end of
period                    835,000       $1.13      875,000       $1.37      383,000      $1.30
Weighted average fair
value of options
granted on grant date      $.00                     $.99                    $1.76

          Detail composition of options outstanding December 31, 2001:
    -------------------------------------------------------------------------
                                           Avg. contractual
        Options             Exercise        life remaining         Options
      outstanding            price             (Years)           exercisable
    ----------------     -------------    -----------------     -------------

             35,000          $4.00              3.29                  35,000
            600,000           1.00              7.00                 600,000
            200,000           2.0625            8.72                 200,000
            -------                                                 --------
            835,000                                                  835,000
            =======                                                 ========





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

A summary of the status of the 1998 Stock Option Plan at December 31, 2001 and 2000 and changes during the periods then ended is presented in the table and narrative below:


                           December 31, 2001           December 31, 2000
                        ------------------------    -------------------------
                                      Wtd Avg                     Wtd Avg
                          Number     Ex Price          Number     Ex Price
                        ----------- ------------    ------------ ------------

Outstanding at
beginning of period       314,675       $1.33          414,625       $1.36
  Granted               3,074,250        1.01            -            -
  Exercised                  -           -              (9,975)       1.08
  Forfeited              (920,575)       1.04          (89,975)       1.48
  Expired                    -           -               -            -
                          -------                     -------
Outstanding at end of
period                  2,468,350       $1.04          314,675       $1.33
                          =======                      =======
Exercisable at end of
period                    289,700       $1.06          180,600       $1.33
Weighted average fair
value of options
granted on grant date       $0.87                       $ -


      Detail composition of options outstanding December 31, 2001:
-------------------------------------------------------------------------
                                      Avg. contractual
    Options            Exercise        life remaining         Options
  outstanding            price            (Years)           exercisable
----------------     -------------    -----------------     -------------

         20,000             $0.96                10.79                 -
      2,205,600             $1.00                10.17           226,900
          4,650              1.13                 7.02             4,650
         43,600              1.18                 6.97            43,600
          7,500              1.06                 6.97             3,500
          1,000              1.25                 7.40                 -
         15,000              1.88                 7.57            11,050
         27,500              1.31                10.67                 -
        100,000              1.33                10.17                 -

         16,000              1.47                10.50                 -
         17,500              1.59                10.54                 -
         10,000              1.77                10.60                 -
        -------                                                  -------
      2,468,350                                                  289,700
        =======                                                  =======



The fair value of each option granted under the 1998 Stock Option Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 2001 and 1999 grants: risk-free interest rate of 4.38 and 6.5 percent; expected dividend yield of 0.0 percent; expected life of 5 years; expected volatility of 171.98% and 99.5%, respectively.

The Company adopted a Director Stock Option Plan (the "Director Option Plan") in 1997, pursuant to which options and other awards to acquire an aggregate of 550,000 shares of the Company's Common Stock may be granted.

A summary of the status of the Directors Option Plan at December 31, 2001, 2000 and 1999, and changes during the periods then ended is presented in the table and narrative below:


                          December 31, 2001       December 31, 2000        December 31, 1999
                        ----------------------   ---------------------   ----------------------
                                     Wtd Avg                 Wtd Avg         Number   Wtd Avg
                          Number    Ex Price      Number     Ex Price                 Ex Price
                        ----------- ----------   ---------- ----------   ----------- ----------
Outstanding at
beginning of period       100,000       $1.00       99,000       $1.42       10,000      $5.13
  Granted                 250,000        1.00       60,000        1.00       99,000       1.42
Exercised                     -           -            -           -            -           -
  Forfeited                   -           -        (59,000)       1.70      (10,000)      5.13
  Expired                     -           -            -           -            -           -
                          -------                  -------                  -------
Outstanding at end of
period                     350,000      $1.00       100,000      $1.00       99,000      $1.42
                           =======                  =======                  ======
Exercisable at end of
period                     195,000      $1.00       90,000       $1.00       15,000      $1.00
Weighted average fair
value of options
granted on grant date      $0.97                     $0.96                    $1.09


         Detail composition of options outstanding December 31, 2001
   -------------------------------------------------------------------------
                                          Avg. contractual
       Options             Exercise        life remaining         Options
     outstanding            price              (Years)          exercisable
   ----------------     -------------    -----------------     -------------

           350,000             $1.00                10.21           195,000
           =======                                                   ======

The fair value of each option granted under the Director Stock Option Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 2001 and 2000 grants: risk-free interest rate of 4.38 and 5.0 percent; expected dividend yield of 0.0 percent; expected life of 5 years; expected volatility of 164.79% and 182.75%, respectively.

The Company has issued stock purchase warrants with a variety of terms and conditions. The following table summarizes stock purchase warrant transactions during the period:

                                                              Exercise
                                                Number         Prices
                                               ---------   --------------

              Outstanding December 31, 1998      282,500     3.19 - 13.00
                Granted                        1,285,000    1.063 -  2.75
                Exercised                              -                -
                Canceled/Expired                (177,500)    7.00 - 13.00
                                               ---------   --------------
              Outstanding December 31, 1999    1,390,000   $1.063 - $9.00
                Granted                          516,250             1.00
                Exercised                              -                -
                Canceled/Expired                 (105,00)   1.063 -  3.19

                                               ---------   --------------
              Outstanding December 31, 2000    1,390,000   $1.063 - $9.00
                Granted                        3,457,950     0.81 - 10.00
                Exercised                        120,000             0.75
                Canceled/Expired                 (115,00)            1.50
                                               ---------   --------------

              Outstanding December 31, 2001    4,612,950    $0.81 - 10.00
                                               =========   ==============

At December 31, 2001, 3,312,950 warrants were exercisable. The warrants expire at various dates through September, 2006.

At the Company's annual shareholder meeting on June 15, 2001, the Company's shareholders approved the 2001 Employee Stock Purchase Plan (the "Plan") to provide employees of the Company and its subsidiaries (as defined in Section 424(f) of the Internal Revenue Code of 1986, as amended) an opportunity to share in the Company's financial growth through ownership of the Company's Common Stock made available to employees at preferential prices. The Plan is intended as an incentive for continuing employment with the Company and to encourage employees to take an ownership interest in the Company's future. On September 18, 2001, the Company filed a Form S-8 Registration Statement registering 2,000,000 shares of stock for issuance under the Plan.

7.      INCOME TAXES:

The provision for income taxes consists of the following components:


                          For the Year   For the Year    For the Year
                              Ended          Ended          Ended
                          Dec. 31, 2001  Dec. 31, 2000  Dec. 31, 1999
                          -------------  -------------- ---------------

Current:
   Federal                          $ -            $ -             $ -
   State                              -              -               -
                          -------------  -------------- ---------------
      Subtotal                        -              -               -
Deferred                              -              -               -
                          -------------  -------------- ---------------
      Total                         $ -            $ -             $ -
                          =============  ============== ===============

The tax effects of temporary differences giving rise to the deferred items are as follows for the years ended December 31:


                                                     2001           2000
                                                    ------         ------

     Deferred tax assets:
     Net operating loss carry forwards             $ 13,786       $  9,697
     Inventory reserves                                 213            503
     Other                                            3,227          1,500
                                                   --------       --------
           Total deferred tax assets                 17,226         11,700
             Valuation allowance                    (17,226)       (11,700)
                                                   --------       --------
           Deferred tax assets, net of             $   --         $   --
            allowance                                ======         ======


In accordance with SFAS No. 109, the gross deferred tax asset at December 31, 2001 and 2000, of $17,226 and $11,700, respectively, has been reduced to zero by a full valuation allowance.

At December 31, 2001, the Company has approximately $39,388 of net operating loss carry forwards for federal income tax purposes. These losses expire beginning 2009 through 2015.


8.      COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company has entered into certain noncancelable operating lease agreements related to office and warehouse space and equipment. Total lease expense under operating leases was $535, $313 and $317 for the years ended December 31, 2001, 2000 and 1999, respectively. The minimum annual rental commitments under operating leases are as follows for the years ending December 31:


              2002                                358
              2003                                370
              2004                                381
              2005                                282
              2006                                 76
                                                 ----
                 Total                         $1,467
                                                 ====

SALE-LEASEBACK

In October 2001, the company received the first funding from a new $10 million participation line of credit, whereby the Company executes a sale and leaseback of its gaming machines for placement in revenue-sharing arrangements with casinos and other gaming properties. The gains realized are $230 with $33 recorded at December 31, 2001 and $197 was deferred.


LITIGATION

The Company is involved in legal actions in the ordinary course of its business. While no reasonable estimates of potential liability can be determined, management believes that such legal actions will be resolved without a material effect on the Company's financial position or results of operations.

EMPLOYMENT CONTRACTS

The Company has employment contracts with various officers with remaining terms ranging from two to three years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 2001, under such contracts is approximately $891. Certain of these agreements may also include additional compensation to sales staff related to sales commission bonuses that are contingent on the amount of the Company's sales. The Company and the former Chief Operating Officer entered into a Severance Agreement in March 2002. The year end accrual for the underlying employment agreement was adjusted to conform to the obligations in the Severance Agreement.


TERMINATION OF XERTAIN MERGER

In October 2001, the company reached an agreement to terminate its planned merger with Xertain, Inc. Pursuant to this termination agreement, the Company recognized a loss on the amount of its initial investment in Xertain, as well as amounts due from Xertain. Total amount of the losses recognized was $1,501.

ASSETS PLEDGED

The following assets at December 31, 2001 have been pledged to secure financing:
Inventories of $4,400 and Fixed Assets of $770.

9.     DISTRIBUTORSHIP AND SALES AGENCY AGREEMENTS:

In February 1996, the Company entered into an exclusive distribution agreement with Aristocrat Leisure Industries ("Aristocrat") of New South Wales, Australia for the marketing and distribution of games in Australia, New Zealand, Papua New Guinea, Taiwan, New Caledonia, Malaysia, the Philippines and Singapore (hereinafter "Australasia"). The Company granted Aristocrat an initial five-year exclusive license expiring February 2001 to distribute its blackjack, craps and roulette games to all legalized Australian video gaming jurisdictions. Pursuant to the agreement, the Company has agreed to sell its games at discounted distributor's pricing in exchange for a minimum purchase quantity of 100 units per year. Aristocrat commenced marketing the Company's blackjack and roulette games subsequent to obtaining technical approval from New South Wales, Australia gaming authorities in September 1997. Pursuant to this agreement, the Company sold an aggregate of 99 games in 1997 and 86 games in 1998. Due to the declining multi-player game sales in their territory, sales to this distributor declined in the third and particularly fourth quarters of 1998, there were no sales to this distributor in 1999, and there were no sales to this distributor in the first quarter of 2000. In March 2000, the Company and Aristocrat terminated the distribution agreement.

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

The Company also has an exclusive distributorship agreement with Vista Gaming Corporation. The Company has also an agreement with Vista Gaming for game rights.

10.      BAD DEBT ADJUSTMENTS

During September 2001, the Company determined that the collectibility of notes receivable from its distributor in Holland was in doubt. Therefore, the Company reserved the amounts of these notes and recorded a loss in the amount of $5,140. Additionally, the Company booked a bad debt adjustment of $500 related to a sale to another distributor that occurred in 2000. In connection with the termination of the Company's planned merger with Xertain, Inc., the Company also booked a bad debt of $512 related to advances made to Xertain.

11.      Subsequence Events

AGREEMENT FOR MERGER:

On February 15, 2002, the Company entered into an Agreement and Plan of Merger by and among GET USA, Inc., Innovative Gaming Corporation of America and Innovative Gaming Technology Corp. (the "GET Merger Agreement"). Pursuant to the GET Merger Agreement, GET USA, Inc. will be merged into Innovative Gaming Technology Corp., a Nevada corporation and wholly owned subsidiary of the Company. Following the merger, GET USA's shareholders will own 49% of the Company. Final closing of the merger is anticipated to occur in late-2002, subject to shareholder, regulatory and various governmental agencies' approval.

     GET USA, Inc. is a Nevada corporation formed in 2000 to own certain intellectual property relating to Internet gaming. GET USA owns an Internet Casino Operating Platform.

SERIES K LIQUIDATED DAMAGES

The Registration Rights Agreement relating to the Company's recent issuances of the Company's Series K Convertible Preferred Stock requires the Company to register the shares of Common Stock issuable upon conversion of shares of Series K Convertible Preferred Stock within 180 days or pay certain liquidated damages. The liquidated-damages provisions were scheduled to take effect on January 29, 2002, and require the Company to pay 2% of the gross proceeds of the Series K Convertible Preferred Stock sold for the first 30 days after issuance if such Common Stock is not registered by January 29, 2002. In addition, the Company would be required to pay 3.5% of the gross proceeds to a major investor for each successive 30-day period thereafter during which the Common Stock is not registered. For other investors, the Company would be required to pay 2% of the gross proceeds for each successive 30-day period thereafter during which the Common Stock is not registered. Beginning April 1, 2002, the liquidated damages would be approximately $73,125 and would increase substantially each succeeding month. A registration statement relating to such Common Stock was filed on September 28, 2001 and amended on January 16, 2002 and February 12, 2002, but had not been declared effective as of April 1, 2002. Unless the Company can obtain a waiver of such provisions from the holders of the Company's Series K Convertible Preferred Stock, the Company will be contractually required to make such payments, which could have a material adverse impact on the Company's liquidity.


             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                 Schedule II - Valuation and Qualifying Accounts
                                 (In Thousands)


Description                             Balance    Charged to   Amount    Balance
-----------                            Beginning   Costs and   Written     End of
                                       of Period   Expenses      Off      Period
                                       ---------- ------------ --------- ----------
Reserve for inventory obsolescence
    and write down to market value:

 For the year ended 12/31/99             $   947        4,488       347      5,088

 For the year ended 12/31/00               5,088         (882)    1,565      2,641

 For the year ended 12/31/01               2,641       (1,078)      204      1,359

                                                    Charged/
Description                             Balance    (Credited)      Amount    Balance
-----------                            Beginning    to Costs      Written    End of
                                       of Period   and Expenses     Off      Period
                                       ---------- ------------- ---------  ---------

Allowance for doubtful notes
    and accounts receivable:

 For the year ended 12/31/99                $ 85        $ 198        $ 3      $280

 For the year ended 12/31/00                 280            0        167       113

 For the year ended 12/31/01                 113        5,640        577     5,176



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information provided under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 31, 2000 and forwarded to stockholders prior to the Company's 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in the 2002 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the 2002 Proxy Statement under the caption "Voting Securities and Principal Holders Thereof" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 2002 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

                                                                                                          Page
Report of Independent Public Accountants - Kafoury, Armstrong & Co.                                        25
Consolidated Balance Sheets as of December 31, 2001 and 2000                                               26
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                 27
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999       28
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                 29
Notes to the Consolidated Financial Statements                                                             30


(a)(3)  Exhibits:

3.1(a) Articles of Incorporation, as amended (Incorporated herein by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2 (File No. 33-61492C) (the "SB-2")

3.1(b) Certificate of Designation relating to Series B Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4 to the Company's report on Form 10-Q for the quarter ended March 31, 1998) (the "March 31, 1998 10-Q")

3.1(c) Certificate of Designation relating to Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1(d) to the Company's Registration Statement on Form S-3 filed August 3, 1999)

3.1(d) Certificate of Designation relating to Series D Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed January 13, 2000)

3.1(e) Certificate of Designation relating to Series E Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1(f) to the Company's report on Form 8-K filed February 14, 2001) (the "February 14, 2001 8-K")

3.1(f) Certificate of Designation relating to Series F Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1(g) to the February 14, 2001 8-K)

3.1(g) Certificate of Designation relating to Series G Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1(g) to the February 14, 2001 8-K)

3.1(h) Amended and Restated Certificate of Designation relating to Series H Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3(1) to the Company's report on Form 10-Q filed on August 14,
          2001) (the "August 14, 2001 10-Q")

3.1(i) Amended and Restated Certificate of Designation relating to Series I Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3(2) to the August 14, 2001 10-Q)

3.1(j) Amended and Restated Certificate of Designation relating to Series J Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3(3) to the August 14, 2001 10-Q)

3.1(k) Certificate of Designation relating to Series K Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3(4) to the August 14, 2001 10-Q)

3.2       Bylaws (Incorporated herein by reference to Exhibit 3.2 to the SB-2)

10.1 1992 Stock Option and Compensation Plan, as amended (Incorporated herein by reference to Annex C to the Company's Schedule 14A filed December 20, 2000)

10.4 Loan Agreement between the Company and Finova Capital Management dated as of April 13, 1998 (Incorporated herein by reference to Exhibit 10.1 to the Company's March 31, 1998 10-Q)

10.5 Form of Subscription Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed August 3, 1999)

10.6 Securities Purchase Agreement dated October 13, 1999 (Incorporated herein by reference to Exhibits 10.1 to the Company's Registration Statement on Form S-3 filed January 13, 2000)

10.7 Form of Securities Purchase Agreement dated November 1, 2000 (Incorporated herein by reference to Exhibits 10.1 and 10.3 to the February 14, 2001 8-K)

10.8 Form of Securities Purchase Agreement dated December 1, 2000 (Incorporated herein by reference to Exhibit 10.4 to the February 14, 2001 8-K)

10.9 Securities Exchange Agreement dated December 1, 2000 (Incorporated herein by reference to Exhibits 10.6 and 10.7 to the February 14, 2001 8-K)

10.10     Severance Agreement dated October 17, 2001

10.11 Form of Registration Rights Agreement dated June 1, 1999 (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-3 filed August 3, 1999)

10.12 Form of Registration Rights Agreement dated October 13, 1999 (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed January 13, 2000)

10.13 Form of Registration Rights Agreement for Series E Convertible Preferred Stock dated November 1, 2000 (Incorporated herein by reference to Exhibit 10.2 to the February 14, 2001 8-K)

10.14 Form of Registration Rights Agreement for Series F Convertible Preferred Stock, dated December 1, 2000 (Incorporated herein by reference to the February 14, 2001 8-K)

10.15 Form of Registration Rights Agreement for Series G Convertible Preferred Stock dated April 2001 (Incorporated herein by reference to the February 14, 2001 8-K)

10.16 Form of Registration Rights Agreement for Series H Convertible Preferred Stock dated April 2001 (Incorporated herein by reference to the February 14, 2001 8-K)

10.17 Form of Registration Rights Agreement for Series K Convertible Preferred Stock dated August 1, 2000 (Incorporated herein by reference to Exhibit 10(4) to the August 14, 2001 10-Q)

10.18 2001 Employee Stock Purchase Plan (Incorporated herein by reference to Annex A to the Company's Schedule 14A filed May 1, 2001)

10.19 1997 Director Stock Option Plan, as amended (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed May 1, 2001)

10.20 1998 Non-Executive Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.17 to the Company's report on Form 10-K for the fiscal year ended December 31,1998) (the "December 31, 1998 10-K")

10.21 Agreement between the Company and Edward G. Stevenson dated January 1, 1999 (Incorporated herein by reference to Exhibit 10.18 to the December 31, 1998 10-K)

10.22 Agreement and Plan of Merger dated December 31, 1999, by and among nMortgage Inc., Equitex Inc., Innovative Gaming Corporation of America and IGCA Acquisition Corp, (Incorporated herein by reference to Annex B to the Company's Schedule 14A filed March 1, 2000)

10.23 Agreement and Plan of Merger by and among Xertain, Inc., Innovative Gaming Corporation of America and IGCA Acquisition Corp., as amended (Incorporated herein by reference to the Company's Preliminary
          Schedule 14A filed February 15, 2001)

10.24 Amendments No. 2 and No. 3 to the Agreement and Plan of Merger by and among Xertain, Inc., Innovative Gaming Corporation of America and IGCA Acquisition Corp. (Incorporated herein by reference to Exhibits 2(1) and 2(2) to the August 14, 2001 10-Q)

10.25 Note to Blake Capital Partners, LLC, dated April 12, 2001 (Incorporated herein by reference to Exhibit 4(1) to the August 14, 2001 10-Q)

10.26 Securities Purchase Agreement with Blake Capital Partners, LLC, dated April 12, 2001 (Incorporated herein by reference to Exhibit 4(1) to the August 14, 2001 10-Q)

10.27 Amended and Restated Consulting Agreement, dated April 4, 2001 (Incorporated herein by reference to Exhibit 10(2) to the August 14, 2001 10-Q)

10.28 Consultant Agreement, dated July 1, 2001 (Incorporated herein by reference to Exhibit 10(5) to the August 14, 2001 10-Q)

10.29 Form of Change of Control Agreement by and between the Company and each of Roland M. Thomas, Michael Mackenzie, Steven Peterson and Loren
          A. Piel (Incorporated herein by reference to Exhibit 10(6) to the August 14, 2001 10-Q)

10.30 Factoring Agreement, dated May 22, 2001 (Incorporated herein by reference to Exhibit 10(7) to the August 14, 2001 10-Q)

21 List of Subsidiaries (Incorporated herein by reference to Exhibit 21 to the Company's December 31, 1998 10-K)

23        Consent of Kafoury, Armstrong & Co.

(b) Reports on Form 8-K

     On February 5, 2002, the Company filed a Form 8-K to report the execution of the merger agreement with GET USA, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INNOVATIVE GAMING CORPORATION OF AMERICA



Date:  April __, 2002                 By:  /S/  Thomas J. Foley
                                         ------------------------------------
                                     Name:   Thomas J. Foley
                                     Title: Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April __, 2002.



     Name                            Title
     ----                            -----

 /S/ Thomas J. Foley                 Chief Executive Officer and Chairman
-----------------------------        (principal executive officer, principal
                                     accounting officer)


 /S/ Ronald A. Johnson               Director
-----------------------------


 /S/ Andrew Tottenham                Director
-----------------------------