Form 10-Q
period 2002-03-31
INNOVATIVE GAMING CORP OF AMERICA
filed 2002-05-15
CIK 897795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                March 31, 2002
                               -----------------------------------------------

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

Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 3, 2002 there were 26,860,509 shares of Common Stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                 March 31, 2002




Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          March 31, 2002 (Unaudited) and December 31, 2001                   3

          Consolidated Condensed Statements of Operations -
          for the three-months ended
          March 31, 2002 and 2001 (Unaudited)                                4

          Consolidated Condensed Statements of Cash Flows -
          for the three-months ended
          March 31, 2002 and 2001 (Unaudited)                                5

          Notes to Consolidated Condensed
          Financial Statements                                               6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                         8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         8

Part II:  Other Information

Item 1.   Legal Proceedings                                                 13

Item 2.   Changes in Securities and use of Proceeds                         13


          Signatures                                                        14

          Exhibits                                                          15

                         INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE DATA)
                                               (UNAUDITED)

                                                                                 March 31,    December 31,
                                                                                   2002           2001
                                                                                  --------      --------
                                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $    131      $     21
  Accounts receivable                                                                  450           300
  Current portion of notes receivable                                                   95            95
  Inventories                                                                        4,017         4,400
  Prepaid expenses and other                                                         1,031         1,212
                                                                                  --------      --------
     Total current assets                                                            5,724         6,028

NOTES RECEIVABLE, LESS CURRENT PORTION                                                 101           118
PROPERTY AND EQUIPMENT, NET                                                            750           770
PREPAID NONCURRENT                                                                   1,855         1,985
INTANGIBLE ASSETS, NET                                                                 422           442
                                                                                  --------      --------

              TOTAL ASSETS                                                        $  8,852      $  9,343
                                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                                $  3,191      $  3,169
  Accrued liabilities                                                                  843           706
  Accrued Preferred Stock Dividends                                                    136           319
  Accrued Wages                                                                        274           164
  Deferred Revenue Lease-Back                                                          148           197
  Notes payable - current portion                                                    2,037         1,895
                                                                                  --------      --------
     Total current liabilities                                                       6,629         6,450

  Notes payable - net of current portion                                                 6             7
                                                                                  --------      --------

             TOTAL LIABILITIES                                                       6,635         6,457
                                                                                  --------      --------

COMMITMENTS AND CONTINGENCIES                                                         --            --

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 0 and 0 shares outstanding, respectively                --            --
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 0 and 0 shares outstanding, respectively                --            --
   Series E convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 30,000 and 42,000 shares outstanding, respectively            --            --
   Series F convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 209,170 and 230,000 shares outstanding, respectively             2             2
   Series J convertible preferred stock, $.01 par value, nonvoting, 1,500,000
     shares authorized, 50,000 and 50,000 shares outstanding, respectively               1             1
   Series K convertible preferred stock, $.01 par value, nonvoting, 5,000
     shares authorized, 4,297 and 4,553 shares outstanding, respectively              --            --
   Common stock, $.01 par value, 100,000,000 shares authorized, 26,368,772
     and 24,208,339 shares issued and outstanding, respectively                        274           242
   Additional paid-in capital                                                       52,211        51,445
   Accumulated deficit                                                             (50,271)      (48,804)
                                                                                  --------      --------

     Total stockholders' equity                                                      2,217         2,886
                                                                                  --------      --------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  8,852      $  9,343
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



                                                              Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------

SALES                                                    $  1,220      $  2,091

COST OF SALES                                                 675           608
                                                         --------      --------

    Gross profit                                              545         1,483

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                 1,627         1,240
                                                         --------      --------

    Income (loss) from operations                          (1,082)          243

INTEREST EXPENSE, NET                                        (268)          (17)
                                                         --------      --------

NET INCOME (LOSS)                                          (1,350)          226

   Preferred stock accretion adjustment                      --             267
   Preferred stock dividends                                  117           787
                                                         --------      --------

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS           $ (1,467)     $   (828)
                                                         ========      ========


BASIC - (LOSS) PER SHARE OF COMMON STOCK                 $  (0.06)     $  (0.06)
                                                         ========      ========

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                 25,330        13,435
                                                         ========      ========




See Notes to Consolidated Condensed Financial Statements.



                  INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)


                                                                          Three Months
                                                                         Ended March 31,
                                                                       ------------------
                                                                         2002       2001
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    ($1,350)   $   226
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                           102        129
   Provision for inventory obsolescence                                   --         (141)
   Changes in operating assets and liabilities                             823       (544)

                                                                       -------    -------

CASH FLOWS (USED IN) OPERATING ACTIVITIES                                 (425)      (330)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations      --         (139)
  Purchases of property and equipment                                      (27)       (60)
  Purchase of intangible assets                                            (34)      --
                                                                       -------    -------

CASH FLOWS (USED IN) INVESTING ACTIVITIES                                  (61)      (199)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing agreements                                       592       --
  Proceeds from sale of common stock                                         4       --
  Proceeds from sale of preferred stock                                   --          400
  Payments on long-term obligations                                       --          (86)
                                                                       -------    -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                596        314
                                                                       -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           110       (215)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              21        321
                                                                       -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   131    $   106
                                                                       =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                            $   133    $     6
                                                                       =======    =======
     Non-cash transactions:
         Preferred Stock converted to common stock                     $   584    $   575
                                                                       =======    =======
         Preferred Stock dividends paid with common stock              $   300    $  --
                                                                       =======    =======
         Notes Payable converted to common stock                       $   450    $  --
                                                                       =======    =======

See Notes to Consolidated Condensed Financial Statements.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   MARCH 31, 2002
                                    (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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


(3) INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109- "Accounting for Income Taxes" - (SFAS No. 109) under which deferred income tax assets and liabilities are recognized for differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company had cumulative federal net operating loss carry forwards of approximately $39,388,000 as of December 31, 2001. These losses, if not used, begin to expire in 2009 through 2015. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry forwards.

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

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               MARCH 31, 2002
                                   (UNAUDITED)


(5) STOCKHOLDERS' EQUITY

PREFERRED STOCK

During the three months ending March 31, 2002, shares representing $120,000 of Series E Preferred Stock were converted to 16 shares of Series B Convertible Preferred Stock, 5 shares of Series C Convertible Preferred Stock, 13 shares of Series G Convertible Preferred Stock, 2 shares of Series I Convertible Preferred Stock, 84 shares of Series K Convertible Preferred Stock because prior conversions of Series E had exhausted the shares of common stock reserved for issuance to Series E Preferred stockholders. These shares of converted preferred stock were then converted to 571,429 shares of common stock.

During the three months ending March 31, 2002, 20,830 shares of Series F Convertible Preferred Stock were converted to 562,973 shares of common.

During the three months ending March 31, 2002, 256 shares of Series K Convertible Preferred Stock were converted to 589,862 shares of common.

COMMON STOCK

During the three months ending March 31, 2002, 640,994 shares of common were issued for payment of dividends for preferred Series E and K for dividends due for periods ending December 31, 2001 and March 31, 2002.

During the three months ending March 31, 2002, 14,007 shares were issued pursuant to the employee stock purchase program.

During the three months ending March 31, 2002, 700,000 shares were issued for the conversion of $450,000 of notes payable and an additional 125,000 shares were issued as prepaid interest for the extension of $250,000 of notes payable.


(6) SHORT-TERM DEBT

On December 18, 2001, the Company entered into a Bridge Loan Agreement. This convertible loan agreement is for six months at a rate of 10%. The holders have the irrevocable right to convert all or any portion of the principal balance into share of common stock. On December 18, 2001, the Company borrowed $60,000 against this loan agreement and on December 28,2001 the Company borrowed another $98,000. The holder of both of the loans is GET USA, Inc.

During the three months ending March 31, 2002, the Company borrowed $592,000 against the Bridge Loan Agreement of which $217,000 was borrowed from GET USA, Inc, and $375,000 was borrowed from DPSS Ventures, LLC. The total amount at March 31, 20002, borrowed against the Bridge Loan Agreement is $750,000.


(7) SUBSEQUENT EVENTS

On April 16, 2002, the Company borrowed $125,000 on a one-month unsecured note. Interest is due at maturity at the rate of 8% per annum.

On April 30, 2002, the Company had two private placements of common stock. The first was for 1,100,000 shares for $330,000, and the second was for 166,667 shares for $50,000. With the sale of these securities, total stockholders equity has increased from $2,217,000 at March 31, 2002 to $2,597,000.

On May 9, 2002, the Company sold a two-year 6% convertible debenture for $300,000.

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                               March 31, 2001
                                   (UNAUDITED)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and this Form 10-Q contain forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: the need for and ability to obtain additional financing on terms favorable to the Company, customer acceptance of the Company's products, preferred stock conversions, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming licenses and gaming or financing regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions, the ability of the Company to maintain its listing on the NASDAQ Stock Market, and increased competition.

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



                RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED
                    MARCH 31, 2002 COMPARED TO MARCH 31, 2001

For the three months ended March 31, 2002, the Company recorded a net loss attributable to Common Stock shareholders of $1,467,000 or $.06 per share, compared to a loss of $828,000, or $.06 per share, for the three months ended March 31, 2001. The income or loss attributable to common shareholders for each period included adjustments for preferred stock accretion and preferred stock dividends if applicable. The lower loss in the first quarter of fiscal 2001 was primarily attributable to higher sales volume and higher gross profit levels.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 March 31, 2001
                                   (UNAUDITED)

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended March 31, 2002, were $1,220,000 compared to $2,091,000 recorded in the quarter ended March 31, 2001. This decrease in revenues was primarily due to limited working capital available to produce new products and to meet existing demand The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three-month periods ended March 31, 2002 and 2001:


                                 Three months ended      Three months ended
                                   March 31, 2002          March 31, 2001
                                   --------------------------------------

        Sales revenue                 $1,220,000              $2,091,000
                                    ------------------------------------

        Product line:           Percentage of revenue: Percentage of revenue:
                                ---------------------------------------------

          Multi-player games                       34%                    56%
          Single player games                      29%                    38%
          Parts sales and other                     8%                     2%
          Lease participation                      29%                     4%
                                                 ----------------------------
             Total                                100%                   100%
                                                 ----------------------------


Beginning in late 2001, the Company entered into a participation financing arrangement and began actively pursuing equipment placements on a participation basis to enhance its recurring revenue. The Company's efforts in this regard resulted in a change in the breakdown of the Company's revenue. As such, the Company has increased its lease participation revenue through game placement from the three months ending March 31, 2002 compared to the three months ending March 31, 2001.

Overall Company revenues will continue to be volatile due to, among other things, the ability of the Company to continue financing its operations, to obtain supplies from vendors, fluctuations in demand for the Company's current products, market acceptance of new products introduced by the Company and the Company's ability to obtain licensing and successfully market its products in new jurisdictions.

The Company recorded gross margins of 45% for the three-month period ended March 31, 2002, compared to a gross margin of 71% for the three-month period ended March 31, 2001. The gross margins for the fiscal 2001 periods were attributable to better absorption of overhead expenses while the Company was operating at an increased level of production. Additionally, there was a write down of inventory of $1.8 million in 1999. A substantial amount of products sold in quarter ending March 31, 2001 had been previously written off from the 1999 inventory write down.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended March 31,2002 was $1,627,000 compared to $1,240,000 for the three months ended March 31, 2001. The Company incurred increased expenses for the licensing of officers with gaming boards and for the continuing effort to develop, enhance and license its products and introduce those products into new markets.

During 2001, selling, general and administrative expenses increased from $1,240,000 for the first quarter to a high of $2,893,000 for the fourth quarter. Beginning in the fourth quarter 2001, the Company reduced selling, general and administrative expenses through a combination of reductions in force and other cost-cutting measures.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 March 31, 2001
                                   (UNAUDITED)

                                INTEREST EXPENSE

In the quarter ended March 31, 2002, net interest expense was $268,000 compared to $17,000 in the quarter ended March 31, 2001. The increase in net interest expense was associated with the factoring of receivables of $74,000 and cost of financing debt of $194,000.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $50,271,000 as of March 31, 2002. Due to the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters cannot be predicted. Future short-term results are highly dependent on the Company's ability to, among other things, finance its operations in addition to financing the production and distribution of new products, gain customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process.


LIQUIDITY AND CAPITAL RESOURCES

PREFERRED STOCK

During the three months ending March 31, 2002, shares representing $120,000 of Series E Preferred Stock were converted to 16 shares of Series B Convertible Preferred Stock, 5 shares of Series C Convertible Preferred Stock, 13 shares of Series G Convertible Preferred Stock, 2 shares of Series I Convertible Preferred Stock, 84 shares of Series K Convertible Preferred Stock because prior conversions of Series E had exhausted the shares of common stock reserved for issuance to Series E Preferred stockholders. These shares of converted preferred stock were then converted to 571,429 shares of common stock.

During the three months ending March 31, 2002, 20,830 shares of Series F Convertible Preferred Stock were converted to 562,973 shares of common.

During the three months ending March 31, 2002, 256 shares of Series K Convertible Preferred Stock were converted to 589,862 shares of common.

COMMON STOCK

During the three months ending March 31, 2002, 640,994 shares of common were issued for payment of dividends for preferred Series E and K.

During the three months ending March 31, 2002, 14,007 shares were issued pursuant to the Company's employee stock purchase program.

During the three months ending March 31, 2002, 700,000 shares were issued for the conversion of $450,000 of notes payable and an additional 125,000 shares were issued as prepaid interest for the extension of $250,000 of notes payable.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 March 31, 2001
                                   (UNAUDITED)

LIQUIDITY

The Company had $131,000 and $21,000 in cash as of March 31, 2002 and December 31, 2001, respectively. The Company has experienced negative cash flow from operations of $4.8 million, $1.7 million, and $5.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully compete in the market place. As of March 31, 2002, the Company was negotiating the terms of some short-term financing with a third party lender. On April 30, 2002, the Company had two private placements of common stock. The first private placement of 1,100,000 shares was made for $330,000, and the second private placement of 166,667 shares was made for $50,000. With the sale of these securities, total stockholders equity has increased from $2,217,000 at March 31, 2002 to $2,597,000. On May 9, 2002, the Company sold a two year 6% convertible debenture for $300,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ending March 31, 2002 does not differ materially from that discussed in our Annual Report on From 10-K for 2001.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

        None

Item 2.     CHANGES IN SECURITIES

          On April 30, 2002, the Company had two Private Placements of common stock. The first private placement of 1,100,000 shares was made for $330,000, and the second private placement of 166,667 shares was made for $50,000. With the sale of these securities, total stockholders equity has increased from $2,217,000 at March 31, 2002 to $2,597,000.

          On May 9, 2002, the Company sold a two year 6% convertible debenture for $300,000.

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

                                        INNOVATIVE GAMING CORPORATION OF AMERICA


                                        /s/ Thomas Foley
                                        ----------------------------------------

                                        Thomas Foley
                                        Chief Executive Officer



Date: May 15, 2002

                                  EXHIBIT INDEX




Exhibit
  No.                    Description
-------                  -----------

  10.1                   Bridge Loan Agreement dated December 18, 2001

  10.2                   Tom Foley Employment Agreement dated December 2001

  10.3                   Form of 6% Convertible Debenture dated May 9, 2002

  10.4                   Equity Line of Credit Agreement dated May 9, 2002