Form 10-Q
period 2002-06-30
INNOVATIVE GAMING CORP OF AMERICA
filed 2002-08-14
CIK 897795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                June 30, 2002
                               -----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                     .
                               -----------------     -------------------

Commission file number              0-22482
                       -------------------------------------

                    INNOVATIVE GAMING CORPORATION OF AMERICA
            --------------------------------------------------------
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

Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 17, 2002 there were 29,783,255 shares of common stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                  June 30, 2002




Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          June 30, 2002 (Unaudited) and December 31, 2001                  3

          Consolidated Condensed Statements of Operations -
          for the three and six months ended
          June 30, 2002 and 2001 (Unaudited)                               4

          Consolidated Condensed Statements of Cash Flows -
          for the six months ended
          June 30, 2002 and 2001 (Unaudited)                               5

          Notes to Consolidated Condensed
          Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                       8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      11

Part II:  Other Information

Item 1.   Legal Proceedings                                               13

Item 2.   Changes in Securities                                           13

Item 4.   Submission of Matters to a Vote of Security Holders             13

Item 5.   Other Matters                                                   13

Item 6.   Exhibits and Reports                                            14

          Signatures                                                      14




                           INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                                  (UNAUDITED)




                                                                                   June 30,      December 31,
                                                                                     2002            2001
                                                                                   --------       --------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $      1       $     21
  Accounts receivable                                                                 1,444            300
  Current portion of notes receivable                                                   265             95
  Inventories                                                                         3,630          4,400
  Prepaid expenses and other                                                          1,283          1,212
                                                                                   --------       --------
     Total current assets                                                             6,623          6,028

NOTES RECEIVABLE, LESS CURRENT PORTION                                                   80            118
PROPERTY AND EQUIPMENT, NET                                                             592            770
PREPAID NONCURRENT                                                                    1,750          1,985
INTANGIBLE ASSETS, NET                                                                  668            442
                                                                                   --------       --------

              TOTAL ASSETS                                                         $  9,713       $  9,343
                                                                                   ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                                 $  3,244       $  3,169
  Accrued liabilities                                                                 1,057            706
  Accrued Preferred Stock Dividends                                                     170            319
  Accrued Wages                                                                         245            164
  Deferred Revenue Lease-Back                                                            99            197
  Notes payable - current portion                                                     2,387          1,895
                                                                                   --------       --------
     Total current liabilities                                                        7,202          6,450

  Notes payable - net of current portion                                                  6              7
                                                                                   --------       --------

             TOTAL LIABILITIES                                                        7,208          6,457
                                                                                   --------       --------


COMMITMENTS AND CONTINGENCIES                                                          --             --

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 0 and 0 shares outstanding, respectively                 --             --
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 0 and 0 shares outstanding, respectively                 --             --
   Series E convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 30,000 and 42,000 shares outstanding, respectively             --             --
   Series F convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 209,170 and 230,000 shares outstanding, respectively              2              2
   Series J convertible preferred stock, $.01 par value, nonvoting, 1,500,000
     shares authorized, 0 and 0 shares outstanding, respectively                       --                1
   Series K convertible preferred stock, $.01 par value, nonvoting, 5,000
     shares authorized, 4,297 and 4,553 shares outstanding, respectively               --             --
   Common stock, $.01 par value, 100,000,000 shares authorized, 26,368,772
     and 24,208,339 shares issued and outstanding, respectively                         319            242
   Additional paid-in capital                                                        53,451         51,445
   Accumulated deficit                                                              (51,267)       (48,804)
                                                                                   --------       --------

     Total stockholders' equity                                                       2,505          2,886
                                                                                   --------       --------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  9,713       $  9,343
                                                                                   ========       ========

See Notes to Consolidated Condensed Financial Statements.

                                 Page 3 of 15



                          INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)



                                                                Three Months                Six months
                                                                Ended June 30,             Ended June 30,
                                                           ---------------------       ---------------------
                                                             2002          2001          2002          2001
                                                           -------       -------       -------       -------
SALES                                                      $ 2,628       $ 4,728       $ 3,848       $ 6,819

COST OF SALES                                                1,247         1,722         1,922         2,330
                                                           -------       -------       -------       -------

    Gross profit (loss)                                      1,381         3,006         1,926         4,489

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                  2,011         2,455         3,638         3,694
                                                           -------       -------       -------       -------

    Income (loss) from operations                             (630)          551        (1,712)          794

INTEREST EXPENSE, NET                                         (259)         (151)         (527)         (168)
                                                           -------       -------       -------       -------

NET INCOME (LOSS)                                             (889)          400        (2,239)          626

   Preferred stock accretion adjustment                         --           197           --            464
   Preferred stock dividends                                   107            93           224           881
                                                           -------       -------       -------       -------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS      $  (996)      $   110     $  (2,463)      $  (719)
                                                           =======       =======       =======       =======


BASIC - INCOME (LOSS) PER SHARE OF COMMON STOCK            $ (0.03)      $  0.01      $ (0.09)      $ (0.05)
                                                           =======       =======       =======       =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                  29,522        15,558        27,438        14,398
                                                           =======       =======       =======       =======




See Notes to Consolidated Condensed Financial Statements.




                 INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                        (UNAUDITED)



                                                                             Six months
                                                                            Ended June 30,
                                                                        -------------------
                                                                          2002        2001
                                                                        -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $(2,239)    $   626
   Adjustments to reconcile net loss to
    cash flows from operating activities -
   Depreciation and amortization                                            181         210
   Provision for inventory obsolescence                                     (14)        (24)
   Write down inventory to market value                                    (128)       (291)
   Changes in operating assets and liabilities                            1,076      (2,483)
                                                                        -------     -------

CASH FLOWS (USED FOR) OPERATING ACTIVITIES                               (1,124)     (1,962)
                                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations        106         (23)
  Purchases of property and equipment                                      --          (115)
  Purchase of intangible assets                                            (334)        (11)
                                                                        -------     -------

CASH FLOWS (USED IN) INVESTING ACTIVITIES                                  (228)       (149)
                                                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                        391          32
  Proceeds from sale of preferred stock                                    --           471
  Proceeds from financing agreements                                        942       1,700
  Payments on long-term obligations                                          (1)       (116)
                                                                        -------     -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                               1,332       2,087
                                                                        -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (20)        (24)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               21         321
                                                                        -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $     1     $   297
                                                                        =======     =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                             $   164     $    40
                                                                        =======     =======
Non-cash Transactions:
     Preferred stock converted to common stock                          $ 1,364       3,598
                                                                        =======     =======

     Notes Payable converted to common stock                            $   450        --
                                                                        =======     =======

     Preferred Stock Dividends paid with common stock                   $   373         221
                                                                        =======     =======

     Common Stock issued for expenses                                   $   824        --
                                                                        =======     =======


See Notes to Consolidated Condensed Financial Statements.

                                        Page 5 of 15

             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

           INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (UNAUDITED)

(5) STOCKHOLDERS' EQUITY

PREFERRED STOCK

During the three months ended June 30, 2002, 50,000 shares of Series J Convertible Preferred Stock were converted into 500,000 shares of common stock.

During the three months ending June 30, 2002, 135 shares of Series K Convertible Preferred Stock were converted to 313,953 shares of common stock.

COMMON STOCK

During the three months ending June 30, 2002, 319,413 shares of common stock were issued for payment of dividends on Series K convertible preferred stock that were due for the period ending June 30, 2002.

During the three months ending June 30, 2002, 35,430 shares of common stock were issued pursuant to the employee stock purchase program.

During the three months ending June 30, 2002, 1,266,667 shares of common stock were issued in connection with financings for an aggregate of $350,000.

During the three months ending June 30, 2002, 2,066,276 shares of common stock were issued for expenses.

(6) SHORT-TERM DEBT:

On April 16, 2002, the Company borrowed $125,000 on an unsecured 30 day note. Interest is payable at maturity at an annual rate of 8 percent. The Company also agreed to issue 150,000 shares of its common stock for extensions of the note. The shares will be treated as additional interest payments.

On May 9, 2002, the Company received $225,000 from the sale of a two-year 6% convertible debenture with interest due at maturity.

A $1,000,000 secured note matured on June 15, 2002 and was extended at the same interest rate of 6.5% with a maturity date of January 30,2003.

(7) SUBSEQUENT EVENTS:

On August 13, 2002, the Company and GET USA, Inc.("GET") agreed to terminate that certain Agreement and Plan of Merger dated February 13, 2002. The Company and GET also agreed in principal to enter into one or more joint development agreements.

On August 1, 2002, the Company received notice from NASDAQ that it does not meet NASDAQ's new $2,500,000 stockholder equity requirement. As of March 31, 2002, the Company's stockholder equity was $2,217,000. As of June 30, 2002, the Company's stockholder's equity was $2,505,000.

On August 13, 2002, the Company failed to gain compliance with NASDAQ Marketplace Rules requiring that the company's common stock trade above $1.00 per share for a certain period of time. The compliance deadline of August 13, 2002 was indicated in NASDAQ's letter of February 14, 2002 to the Company. The Company is expecting to receive a notification from NASDAQ indicating that it will be delisted from the NASDAQ Small Cap Market within a certain number of business days. The Company anticipates that it will request a hearing with NASDAQ that will stay the delisting until the hearing date.

In connection with such potential delisting, the Company has initiated a 1-for-10 reverse stock split, with a record date of August 30, 2002 to be effective as of September 9, 2002. The Company believes that the reverse split, in conjunction with improved performance, will help the Company maintain its NASDAQ listing.

On August 1, 2002, the Company received notice from NASDAQ that the Company does not have a sufficient number of independent directors, as is required under NASDAQ Marketplace Rules. The Company intends to submit a specific plan to NASDAQ for complying with the Marketplace Rules.

On July 31, 2002, the Company borrowed $400,000 on secured notes with a due date on or before September 30, 2002. Interest is payable at maturity at an annual rate of 10 percent.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and this Form 10-Q contain forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from those discussed in such forward-looking statements. Factors that might cause actual results to differ from those indicated by such forward-looking statements include, but are not limited to: the need for and ability to obtain additional financing on terms favorable to the Company, the management of the Company's accounts payable, customer acceptance of the Company's products, preferred stock conversions, decline in demand for gaming products or reduction in the growth rate of new markets, failure or delay in obtaining gaming licenses and gaming or financing regulatory approvals, delays in developing or manufacturing new products, delays in orders and shipment of products, changing economic conditions, approval of pending patent applications or infringement upon existing patents, the effects of regulatory and governmental actions, the ability of the Company to maintain its listing on the NASDAQ Stock Market, and increased competition.

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



            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 2002 COMPARED TO JUNE 30, 2001

For  the  three  months  ended  June  30,  2002,  the  Company  recorded  a loss attributable to Common Stock shareholders of $996,000, or $.03 per share, compared to an income of $110,000, or $.01 per share, for the three months ended June 30, 2001. For the six months ended June 30, 2002, the Company recorded a loss attributable to Common Stock shareholders of $2,463,000, or $.09 per share, compared to a loss of $719,000, or $.05 per share, for the six months ended June 30, 2001. The income or loss attributable to common shareholders for each period included adjustments for preferred stock accretion and preferred stock dividends. The unfavorable change in operating results for the fiscal 2002 periods was primarily attributable to a one time sale in 2001 for a licensing agreement in the amount of $3,000,000 in addition to reduced sales for the six months ending June 30, 2002 as the Company was unable to finance the production of products. As of June 30, 2002, the Company had not yet received fees associated with such license agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Accounts Receivable increased at June 30, 2002 to $1,444,000 from December 31, 2001 balance of $300,000. This increase is the result of increased sales on account from 2nd quarter 2002 of $2,628,000 compared to 4th quarter 2001 of $532,000.

Notes Receivable increased at June 30, 2002 to $345,000 from December 31, 2001 balance of $213,000 from a sale with an 18 month note for $170,000.

Accounts Payable at June 30, 2002 is $3,244,000 of which $2,482,000 are 91 days or more past due. The Company has made payment plans with 77% of the amount of the 91 days or more past due balances.

Notes Payable increased to $2,393,000 at June 30, 2002 from $1,902,000 at December 31, 2001. This increase came from third party short term financing and a two year Debenture of $350,000.

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended June 30, 2002, were $2,628,000 compared to $4,728,000 recorded in the quarter ended June 30, 2001. This decrease in revenues was due to the sale of a $3 million one-time license in 2001 to a European distributor. Total sales for the six months ended June 30, 2002, were $3,848,000 compared to $6,819,000 in the six months ended June 30, 2001. The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three and six-month periods ended June 30, 2002 and 2001:



                              Three months ended        Three months ended         Six months ended          Six months ended
                                   June 30, 2002             June 30, 2001            June 30, 2002             June 30, 2001
Sales revenue                         $2,628,000                $4,728,000               $3,848,000                $6,819,000
Product line:             Percentage of revenue:    Percentage of revenue:   Percentage of revenue:    Percentage of revenue:
                          ----------------------    ----------------------   ----------------------    ----------------------
   Multi-player games                        43%                       10%                      40%                       24%
   Single player games                       41%                       22%                      37%                       27%
   Parts sales and other                      5%                        2%                       6%                        2%
   Lease participation                       11%                        2%                      17%                        3%
   License fees                              --%                       64%                      --%                       44%
        Total                               100%                      100%                     100%                      100%



Overall Company revenues will continue to be volatile due to, among other things, the ability of the Company to continue financing its operations and obtain supplies and parts, fluctuations in demand for the Company's current products, market acceptance of new products introduced by the Company and the Company's ability to obtain licensing and successfully market its products in new jurisdictions.

The Company recorded gross margins of 52.5% and 50.1% for the three-month and six-month periods ended June 30, 2002, respectively, compared to 63.6% and 65.8% for the three-month and six-month periods ended June 30, 2001. The sale of a one-time license of the Company's technology had no associated direct cost, which significantly increased the gross margins for the quarter ended June 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended June 30, 2002 was $2,011,000 compared to $2,455,000 for the three months ended June 30, 2001. Selling, general and administrative expense for the six months ended June 30, 2002 was $3,638,000 compared to $3,694,000 for the six months ended June 30, 2001. Beginning in the fourth quarter 2001, the Company reduced selling, general and administrative expenses through a combination of reductions in force and other cost-cutting measures. The Company does not anticipate that it will be materially reducing selling, general and administrative expenses over the balance of fiscal 2002.
                                  Page 9 of 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


INTEREST EXPENSE

In the quarter ended June 30, 2002, net interest expense was $259,000 compared to $151,000 in the quarter ended June 30, 2001. For the six months ended June 30, 2002, net interest expense was $527,000 compared to $168,000 in the six months ended June 30, 2001. These increases in net interest expense were due to additional interest expense incurred on increased debt.

ACCUMULATED DEFICIT

The Company had an accumulated deficit of $51,267,000 as of June 30, 2002. Due to the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters, if any, cannot be predicted. Future short-term results are highly dependent on the Company's ability to, among other things, finance production and distribution new products, gain customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company had $1,000 and $21,000 in cash as of June 30, 2002 and December 31, 2001, respectively. The Company has experienced negative cash flow from operations of $4.8 million, $1.7 million, and $5.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully compete in the market place. On April 30, 2002, the Company had two private placements of common stock. Pursuant to the first private placement, 1,100,000 shares of Common Stock were issued for an aggregate of $330,000. In a subsequent private placement, the Company issued 166,667 shares of Common Stock for $50,000. Additionally, on May 9, 2002, the Company sold a two-year 6% convertible debenture for $225,000 to a third party investor. The holder of the convertible debenture is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of the debenture, all or any part of the principal amount of the debenture plus accrued interest into shares of the Company's common stock at the price per share equal to either(a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Common Stock or (b) an amount equal to eighty percent (80%) of the average of the three (3) lowest closing bid prices of the Common Stock for the five (5) trading days immediately preceding the conversion date.

There can be no assurance that the Company will be successful in obtaining additional short-term financing or any additional financing on terms acceptable to the Company. The Company believes that any such short-term or long-term financing would be on terms that would be dilutive to the Company's existing shareholders. Failure to obtain short-term or additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company's assets and potentially discontinuing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The Registration Rights Agreement relating to the Company's recent issuances of the Company's Series K Convertible Preferred Stock requires the Company to register the shares of Common Stock issuable upon conversion of shares of Series K Convertible Preferred Stock within 180 days or pay certain liquidated damages. The liquidated-damages provisions were scheduled to take effect on January 29, 2002, and require the Company to pay 2% of the gross proceeds of the Series K Convertible Preferred Stock sold for the first 30 days after issuance if such Common Stock is not registered by January 29, 2002. In addition, the Company would be required to pay 3.5% of the gross proceeds to a major investor for each successive 30-day period thereafter during which the Common Stock is not registered. For other investors, the Company would be required to pay 2% of the gross proceeds for each successive 30-day period thereafter during which the Common Stock is not registered. Beginning April 1, 2002, the liquidated damages would be approximately $73,125 and would increase substantially each succeeding month, as further disclosed in the Notes to the Company's financial statements. A registration statement relating to such Common Stock was filed on September 28, 2001 and amended on January 16, 2002 and February 12, 2002, but had not been declared effective as of August 1, 2002.

  Unless the Company can obtain a waiver of such provisions from the holders of the Company's Series K Convertible Preferred Stock, the Company will be contractually required to make such payments, which could have a material adverse impact on the Company's liquidity.

PREFERRED STOCK

During the three months ended June 30, 2002, 50,000 shares of Series J Convertible Preferred Stock were converted into 500,000 shares of common.

During the three months ending June 30, 2002, 135 shares of Series K Convertible Preferred Stock were converted to 313,953 shares of common.

COMMON STOCK

During the three months ending June 30, 2002, 319,413 shares of common stock were issued for payment of dividends on Series K convertible preferred stock that were due for the period ending June 30, 2002.

During the three months ending June 30, 2002, 35,430 shares of common stock were issued pursuant to the employee stock purchase program.

During the three months ending June 30, 2002, 1,266,667 shares of common stock were issued for the raising of funds of $350,000.

During the three months ending June 30, 2002, 2,066,276 shares of common stock were issued for expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ending June 30, 2002 does not differ materially from that discussed in our Annual Report on From 10-K for 2001.

Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the demand for the Company's products in certain key jurisdictions such as Nevada and Holland. In addition, statements containing expressions such as "believes", "anticipates", "hopeful" or "expects" used in the

Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: ability to obtain additional financing through leasing, equity or other arrangements; the ability to achieve current sales forecasts; the Company's ability to manage its accounts payable, the inability to successfully develop, license, manufacture and market new products in a timely manner; decline in demand for gaming products or reduction in the growth rate of new markets; increased competition; the effect of economic conditions; a decline in the market acceptability of gaming; political and economic instability in developing international markets; a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; the loss of a distributor; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; the ability of the Company to maintain its listing on the NASDAQ Stock Market; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; adverse results of significant litigation matters; fluctuation in exchange rates, tariffs and other barriers. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001. Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the amendments to the Securities Act of 1933 and Securities Exchange Act of 1934 become effective at a different time, would have been discussed in an earlier filing.

                                     PART II

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

        None

Item 2.     CHANGES IN SECURITIES

During the three months ending June 30, 2002, 1,266,667 shares of unregistered Common Stock were issued raising an aggregate of $350,000 pursuant to the section 4(2) exemption under the Securities Act of 1933, as amended.

During the three months ending June 30, 2002, 2,066,276 shares of unregistered Common Stock were issued for expenses in the amount of $742,137 pursuant to the section 4(2) exemption under the Securities Act of 1933, as amended.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.   On June 27, 2002 the Company held its 2002 annual meeting of stockholders.

b.   The following individuals were elected as directors of the Company:

      Ronald A. Johnson
      Thomas Foley

c.   The following items were voted on:

                                                           Against
                                           For          (or Withheld)
                                       ----------       -------------
1.       Election of Directors
         Thomas Foley                  21,781,256          642,129
         Ronald A. Johnson             21,524,112          899,273

Item 5. OTHER MATTERS

On August 1, 2002, the Company received notice from NASDAQ that it does not meet NASDAQ's new $2,500,000 stockholder equity requirement. As of March 31, 2002, the Company's stockholder equity was $2,217,000. As of June 30, 2002, the Company's stockholder's equity was $2,505,000.

On August 13, 2002, the Company failed to gain compliance with NASDAQ Marketplace Rules requiring that the company's common stock trade above $1.00 per share for a period of time. The compliance deadline was indicated in NASDAQ's letter of February 14, 2002 to the Company. The Company is expecting to receive a notification from NASDAQ indicating that it will be delisted from the NASDAQ Small Cap Market within a certain number of business days. The Company anticipates that it will request a hearing with NASDAQ that will stay the delisting until the hearing date.

In connection with such potential delisting, the Company has initiated a 1-for-10 reverse stock split, with a record date of August 30, 2002 to be effective as of September 9, 2002. The Company believes that the reverse split, in conjunction with improved performance, will help the Company maintain its NASDAQ listing.

On August 1, 2002, the Company received notice from NASDAQ that the Company does not have a sufficient number of independent directors, as is required under NASDAQ Marketplace Rules. The Company intends to submit a specific plan to NASDAQ for complying with the Marketplace Rules.

Item 6.  EXHIBITS AND REPORTS

(a)      Exhibits:

         Please refer to the Exhibit Index contained on page 15.

(b)      Reports on Form 8-K:

         None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    INNOVATIVE GAMING CORPORATION OF AMERICA


                                                        /s/
                                        ----------------------------------------
                                        Laus Abdo
                                        President, Chief Executive Officer,
                                        Chief Financial Officer

Date: August 14, 2002


Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies in his capacity as an officer of Innovative Gaming Corporation of America (the "Company) that (a) the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


                                                       /s/
                                        ----------------------------------------
                                        Laus Abdo
                                        President, Chief Executive Officer,
                                        Chief Financial Officer



                                                       EXHIBIT INDEX

Exhibit No.                      Description                                            Manner of Filing
-----------                      -----------                                            ----------------
3.1(a)        Articles of Incorporation                           Incorporated by reference to Exhibit 3.1 to the Company's
                                                                  registration statement on Form SB-2 (File No. 33-61492C)
                                                                  (the "SB-2").

3.1(b)        Certificate of Designation relating to Series E     Incorporated by reference to Exhibit 3.1(f) to the
              Convertible Preferred Stock                         Company's report on Form 8-K filed February 14, 2001
                                                                  (the "February 14, 2001 8-K").

3.1(c)        Certificate of Designation relating to Series F     Incorporated by reference to Exhibit 3.1(g) to the February
              Convertible Preferred Stock                         14, 2001 8-K.

3.1(d)        Certificate  of Designation  relating to Series K   Incorporated  by reference to Exhibit 3(4) to the Company's
              Convertible  Preferred Stock                        quarterly report on Form 10-Q, filed on August 14, 2001.

3.2           Bylaws                                              Incorporated by reference to Exhibit 3.2 to the SB-2.

10.1          Form of Securities Purchase Agreement dated         Incorporated herein by reference to Exhibits 10.1 and 10.3
              November 1, 2000.                                   to the February 14, 2001 8-K.

10.2          Form of Securities Purchase Agreement dated         Incorporated by reference to Exhibit 10.4 to the February
              December 1, 2000                                    14, 2001 8-K.

10.3          Severance Agreement dated October 17, 2001.         Incorporated by reference to Exhibit 10.10 to the Company's
                                                                  Annual Report on Form 10-K for the year ended December 31,
                                                                  2001, filed on April 16, 2002.

10.4          Form of Registration Rights Agreement for Series    Incorporated by reference to Exhibit 10.2 to the February
              E Convertible Preferred Stock dated November 1,     14, 2001 8-K.
              2000.

10.5          Form of Registration Rights Agreement for Series    Incorporated by reference to the February 14, 2001 8-K.
              F Convertible Preferred Stock, dated December 1,
              2000.

10.6          Form of Registration Rights Agreement for Series    Incorporated by reference to Exhibit 10(4) to the August
              K Convertible Preferred Stock dated August 1,       14, 2001 10-Q.
              2000.

10.7          Note to Blake Capital Partners, LLC, dated April    Incorporated by reference to Exhibit 4(1) to the August 14,
              12, 2001.                                           2001 10-Q.

10.8          Securities Purchase Agreement with Blake Capital    Incorporated by reference to Exhibit 4(1) to the August 14,
              Partners, LLC, dated April 12, 2001.                2001 10-Q.

10.9          Amended and Restated Consulting Agreement, dated    Incorporated by reference to Exhibit 10(2) to the August
              April 4, 2001.                                      14, 2001 10-Q.

10.10         Consultant Agreement, dated July 1, 2001.           Incorporated by reference to Exhibit 10(5) to the August
                                                                  14, 2001 10-Q.

10.11         Form of Change of Control Agreement by and          Incorporated by reference to Exhibit 10(6) to the August
              between the Company and each of Roland M. Thomas,   14, 2001 10-Q.
              Michael Mackenzie, Steven Peterson and Loren A.
              Piel.

10.12         Subscription Agreement, dated April 30, 2002.       Filed with this Report.
