Form 10-Q
period 2002-09-30
INNOVATIVE GAMING CORP OF AMERICA
filed 2002-11-20
CIK 897795

UNITED STATESSECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                September 30, 2002
                               -----------------------------------------------

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

Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At October 25, 2002 there were 3,408,978 shares of common stock, $0.01 par value, outstanding.

                    INNOVATIVE GAMING CORPORATION OF AMERICA

                                 Form 10-Q Index
                                September 30, 2002




Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          September 30, 2002 (Unaudited) and December 31, 2001             3

          Consolidated Condensed Statements of Operations -
          for the three and six months ended
          September 30, 2002 and 2001 (Unaudited)                          4

          Consolidated Condensed Statements of Cash Flows -
          for the six months ended
          September 30, 2002 and 2001 (Unaudited)                          5

          Notes to Consolidated Condensed
          Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      13

Item 4    Disclosure required by Item 307 of Regulation S-K

Part II:  Other Information                                               13

Item 1.   Legal Proceedings                                               14

Item 2.   Changes in Securities                                           14


Item 5.   Other Matters                                                   14

Item 6.   Exhibits and Reports                                            14

          Signatures                                                      15




                      INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                             (UNAUDITED)





                                                                              September 30, December 31,
                                                                                  2002         2001
                                                                                --------     --------

                                                ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                                     $     30    $     21
  Accounts receivable                                                              1,227         300
  Current portion of notes receivable                                                265          95
  Inventories                                                                      3,840       4,400
  Prepaid expenses and other                                                       2,661       1,212
                                                                                --------    --------

     Total current assets                                                          8,023       6,028


NOTES RECEIVABLE, LESS CURRENT PORTION                                                58         118
PROPERTY AND EQUIPMENT, NET                                                          569         770
PREPAID NONCURRENT                                                                 1,418       1,985
INTANGIBLE ASSETS, NET                                                               681         442
                                                                                --------    --------


              TOTAL ASSETS                                                      $ 10,749    $  9,343
                                                                                ========    ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Accounts payable                                                              $  2,260    $  3,169
  Accrued liabilities                                                              2,477         706
  Accrued Preferred Stock Dividends                                                 --           319
  Accrued Wages                                                                    1,081         164
  Deferred Revenue Lease-Back                                                         49         197
  Notes payable - current portion                                                  2,591       1,895
                                                                                --------    --------

     Total current liabilities                                                     8,458       6,450


  Notes payable - net of current portion                                           2,179           7
                                                                                --------    --------


             TOTAL LIABILITIES                                                    10,637       6,457
                                                                                --------    --------


COMMITMENTS AND CONTINGENCIES                                                       --          --

STOCKHOLDERS' EQUITY:
   Series B convertible preferred stock, $.01 par value, nonvoting,
     4,000 shares authorized, 0 and 0 shares outstanding, respectively              --          --
   Series C convertible preferred stock, $.01 par value, nonvoting,
     2,000 shares authorized, 0 and 0 shares outstanding, respectively              --          --
   Series E convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 30,000 and 42,000 shares outstanding, respectively          --          --
   Series F convertible preferred stock, $.01 par value, nonvoting, 400,000
     shares authorized, 200,000 and 230,000 shares outstanding, respectively           2           2
   Series J convertible preferred stock, $.01 par value, nonvoting, 1,500,000
     shares authorized, 0 and 0 shares outstanding, respectively                    --             1
   Series K convertible preferred stock, $.01 par value, nonvoting, 5,000
     shares authorized, 4,062 and 4,553 shares outstanding, respectively            --          --
   Common stock, $.01 par value, 100,000,000 shares authorized, 3,555,819
     and 24,208,339 shares issued and outstanding, respectively                       35         242
   Additional paid-in capital                                                     54,088      51,445

      Accumulated deficit                                                        (54,013)    (48,804)
                                                                                --------    --------


     Total stockholders' equity                                                      112       2,886
                                                                                --------    --------


              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 10,749    $  9,343
                                                                                ========    ========

See Notes to Consolidated Condensed Financial Statements.



                      INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             (UNAUDITED)



                                                                Three Months                Nine months
                                                            Ended September 30,         Ended September 30,
                                                           ---------------------       ---------------------
                                                             2002          2001          2002          2001
                                                           -------       -------       -------       -------
SALES                                                      $   736       $   697       $ 4,585       $ 7,516

COST OF SALES                                                  722           612         2,644         2,943
                                                           -------       -------       -------       -------

    Gross profit                                                14            85         1,941         4,573

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                  1,707         8,856         5,345        12,550
                                                           -------       -------       -------       -------

    (Loss) from operations                                  (1,693)       (8,771)       (3,404)      (7,977)


INTEREST EXPENSE, NET                                         (497)         (170)       (1,023)        (338)
LOSS ON INVESTMENT IN XERTAIN, INC.                             --          (989)           --         (989)
                                                            -------       -------       -------       -------

 (LOSS) before cumulative effect of
  accounting change                                          (2,190)       (9,930)       (4,427)      (9,304)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                     (398)
                                                           -------       -------       -------       -------


NET (LOSS)                                                  (2,190)       (9,930)       (4,825)      (9,304)


   Preferred stock accretion adjustment                         --         1,167            --         1,631
   Preferred stock dividends                                   159           125           384         1,006
                                                           -------       -------       -------       -------

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS            $ (2,349)     $(11,222)     $ (5,209)    $(11,941)
                                                           =======       =======       =======       =======



BASIC - (LOSS) PER SHARE OF COMMON STOCK                   $ (0.66)     $  (0.56)      $ (1.46)     $ (0.73)
                                                           =======       =======       =======       =======

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                   3,364        20,125         2,953        16,335
                                                           =======       =======       =======       =======




See Notes to Consolidated Condensed Financial Statements.



                                                  4




                      INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                             (UNAUDITED)



                                                                                Nine months
                                                                            Ended September 30,
                                                                       ----------------------------
                                                                            2002           2001
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                           $     (4,825)   $     (9,304)
   Adjustments to reconcile net loss to

    cash flows from operating activities -

   Depreciation and amortization                                                321             280
   Provision for inventory obsolescence                                         (10)           (317)
   Write down inventory to market value                                        (134)           (482)
   Changes in operating assets and liabilities                                1,506           5,291

                                                                       ------------    ------------

CASH FLOWS (USED FOR) OPERATING ACTIVITIES                                   (3,142)         (4,532)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Inventory returned from (capitalized for use in) gaming operations             46            (257)
  Purchases of property and equipment                                          --              (223)
  Purchase of intangible assets                                                (404)           (350)
                                                                       ------------    ------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES                                      (358)           (830)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                            395             339
  Proceeds from sale of preferred stock                                        --             3,496
  Proceeds from financing agreements                                          3,117           2,700
  Payments on long-term obligations                                              (3)         (1,121)
                                                                       ------------    ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                   3,509           5,414
                                                                       ------------    ------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                            9              52

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   21             321
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $         30    $        373
                                                                       ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                            $        164    $         52
                                                                       ============    ============
Non-cash Transactions:
     Preferred stock converted to common stock                         $      1,556           5,248
                                                                       ============    ============

     Notes Payable converted to common stock                           $        450            --
                                                                       ============    ============

     Preferred Stock Dividends paid with common stock                  $        702             221
                                                                       ============    ============

     Common Stock issued for expenses                                  $        887             977
                                                                       ============    ============


See Notes to Consolidated Condensed Financial Statements.



             INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 September 30, 2002
                                  (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

            INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 September 30, 2002
                                  (UNAUDITED)

(5) STOCKHOLDERS' EQUITY

PREFERRED STOCK

During the three months ended September 30, 2002, 9,170 shares of Series F Convertible Preferred Stock were converted into 422,580 shares of common stock prior to the 1 for 10 stock split.

During the three months ending September 30, 2002, 100 shares of Series K Convertible Preferred Stock were converted to 413,223 shares of common stock prior to the 1 for 10 stock split.

COMMON STOCK


On September 9, 2002 the Company effectuated 1 for 10 reverse common stock split.


During the three months ending September 30, 2002, 773,721 shares of pre split common stock were issued for payment of dividends on Series F convertible preferred stock and 195,652 shares of pre split common stock were issued for payment of dividends on Series E convertible preferred stock.

During the three months ending September 30, 2002, 94,098 shares of post split common stock were issued for payment of dividends on Series K convertible preferred stock; 5,921 shares of post split common stock were issued for payment of dividends on Series E convertible preferred stock; 39,977 shares of post split common stock were issued for payment of dividends on Series F convertible preferred that were due for the period ending September 30, 2002.

During the three months ending September 30, 2002, 6,845 shares of post split common stock were issued pursuant to the employee stock purchase program.

During the three months ending September 30, 2002, 370,736 shares of pre split common stock were issued for expenses.

(6) LONG-TERM DEBT:


On August 21, 2002, the Company issued convertible notes of $2,000,000, with interest due quarterly at 5.5%. Also, on September 20, 2002 the Company borrowed an additional $175,000. The notes are due February 21, 2004. The notes are convertible into A-1 5.5% convertible preferred stock each share of which consists of 5,000 shares of Preferred Stock with a par value of $0.01 per share, and a stated value of $1,000 per share. Series A-1 Preferred Stock is convertible into fully paid and non-assessable Common shares at a conversion price of $.0295 per share of pre split value.


(7) CHANGE IN REVENUE RECOGNITION:

During the third quarter of 2002, the Company changed its accounting policy of revenue recognition. Prior to this change, the Company was recognizing revenue upon shipment of gaming machines prior to the expiration of any right of return. In addition, the Company was reviewing each sale and estimating a sales return reserve. After the change, the Company has now adopted a policy to report revenue only upon the expiration of the right of return. As a result of this change, net income decreased $390,000 for the nine months ending September 30, 2002.

            INNOVATIVE GAMING CORPORATION OF AMERICA AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 September 30, 2002
                                  (UNAUDITED)






(8) SUBSEQUENT EVENTS:

On November 5, 2002, the Company's common stock was delisted from the NASDAQ SmallCap Market and began trading on the electronic bulletin board.

During October 2002, Edward J. Harris resigned as Director and Chief Operating Officer.

On November 11, 2002, Kevin J. Malley resigned from the Board of Directors.


On November 14, 2002, Ronald E. Eibensteiner resigned from the Board of
Directors.

On November 14, 2002, the Company furloughed approximately 40% of its employees subject to recall on the receipt of additional capital.

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



            RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001


For the three months ended September 30, 2002, the Company recorded a loss attributable to Common Stock shareholders of $2,349,000, or $.66 per share post stock split, compared to a loss of $11,222,000, or $.56 per share pre stock split, for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the Company recorded a loss attributable to Common Stock shareholders of $5,209,000, or $1.46 per share of post stock split, compared to a loss of $11,941,000, or $.73 per share of pre stock split, for the nine months ended September 30, 2001. The income or loss attributable to common shareholders for each period included adjustments for preferred stock accretion and preferred stock dividends.


The favorable change in operating results for the fiscal 2002 periods was attributable to a bad debt reserve established in 2001 for the one time sale in 2001 for a licensing agreement in the amount of $3,000,000 in addition another $2,100,000 reserved for bad debt was established for the accounts receivable balance in 2001 for the same company that was given the licensing agreement. Also during this period in 2001 the merger with Xertain was terminated and a write off of $989,000 of cost associated with the merger was recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Accounts Receivable increased at September 30, 2002 to $1,227,000 from December 31, 2001 balance of $300,000. This increase is the result of increased sales on account and financing of Right of Return products from 3rd quarter 2002 of $1,126,000 and extended terms on sales of 2nd quarter sales compared to 4th quarter 2001 of $532,000.

Notes Receivable increased at September 30, 2002 to $323,000 from December 31, 2001 balance of $213,000 from a sale with an 18 month note for $170,000.

Accounts Payable at September 30, 2002 is $2,260,000 of which $1,694,000 are 91 days or more past due. The Company has made payment plans with 80% of the amount of the 91 days or more past due balances.

Notes Payable increased to $4,770,000 at September 30, 2002 from $1,902,000 at December 31, 2001. This increases are from third party short term financing and a two year Debenture of $350,000, and long term financing of notes during the 3rd quarter 2002 for $2,175,000 5.5% interest convertible notes due February 21, 2004.

SALES, COST OF SALES AND GROSS PROFIT

Total sales for the quarter ended September 30, 2002, were $736,000 compared to $697,000 recorded in the quarter ended September 30, 2001. Total sales for the nine months ended September 30, 2002, were $4,585,000 compared to $7,516,000 in the nine months ended September 30, 2001. The table below presents the comparative sales revenue and percentage of revenue derived from each of the Company's product lines for the three and nine-month periods ended September 30, 2002 and 2001:



                             Three months ended        Three months ended         Nine months ended         Nine months ended
                             September 30, 2002        September 30, 2001        September 30, 2002        September 30, 2001
Sales revenue                          $736,000                  $697,000                $4,585,000                 7,516,000
Product line:             Percentage of revenue:    Percentage of revenue:   Percentage of revenue:    Percentage of revenue:
                          ----------------------    ----------------------   ----------------------    ----------------------
   Multi-player games                         3%                       24%                      40%                       24%
   Single player games                       44%                       29%                      26%                       27%
   Parts sales and other                     12%                       17%                       9%                        3%
   Lease participation                       41%                       30%                      25%                        6%
   License fees                              --%                       --%                      --%                       40%
        Total                               100%                      100%                     100%                      100%



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

The Company recorded gross margins of 1.9% and 42.3% for the three-month and nine-month periods ended September 30, 2002, respectively, compared to 12.2% and 60.8% for the three-month and nine-month periods ended September 30, 2001. The sale of a one-time license of the Company's technology had no associated direct cost, which significantly increased the gross margins for the year to date 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense for the three months ended September 30, 2002 was $1,707,000 compared to $8,856,000 for the three months ended September 30, 2001. Selling, general and administrative expense for the nine months ended September 30, 2002 was $5,345,000 compared to $12,550,000 for the nine months ended September 30, 2001. The reduced cost in 2002 was the affect of the bad debt reserve for 2001 for license and game sales for a foreign distributor and the write off of the cost of the termination of the merger with Xertain.


INTEREST EXPENSE


In the quarter ended September 30, 2002, net interest expense was $497,000 compared to $170,000 in the quarter ended September 30, 2001. For the nine months ended September 30, 2002, net interest expense was $1,023,000 compared to $338,000 in the nine months ended September 30, 2001. The increases in net interest expense were due to additional interest expense incurred on increased debt.


ACCUMULATED DEFICIT


The Company had an accumulated deficit of $54,013,000 as of September 30, 2002. Due to the Company's short-term capital requirements, the high degree of regulation and other factors of the business environment in which the Company operates, the likelihood of future profitable quarters, if any, cannot be predicted. Future short-term results are highly dependent on the Company's ability to, among other things, finance production and distribution new products, gain customer acceptance of its existing and new products and the necessary Company licenses and/or product approvals in various jurisdictions in order to expand its market base. There can also be no assurance as to the time frame during which such anticipated approvals may occur due to uncertain time periods involved in the regulatory approval process.



LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY


The Company had $30,000 and $21,000 in cash as of September 30, 2002 and December 31, 2001, respectively. The Company has experienced negative cash flow from operations of $4.8 million, $1.7 million, and $5.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. Management believes that the costly process of product development and introduction will require the Company to seek additional financing to successfully compete in the market place. On August 20, 2002, the Company entered into Securities Purchase Agreements for one or more convertible secured promissory notes in an aggregate principal amount not to exceed $5,000,000. Interest rate is 5.5%, payable quarterly. These notes are convertible into Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred Stock") . The security for the notes are, inventory, receivables, equipment and fixtures, financial assets, general intangibles. The Series A-1 Preferred Stock has a par value of $0.01 per share, and a stated value of $1,000.00 per share. Dividends of 5.5% are due quarterly. Series A-1 Preferred Stock is convertible into shares of common stock at a price post split of $0.295 per share. On August 21, 2002, the Company issued long term secured notes for $2,000,000 at a 5.5% interest rate, payable quarterly, with the notes due February 21, 2004. On September 20, 2002, the Company issued an additional amount of $175,000 secured notes due [ ]creating a total of $2,175,000 of the maximum of $5,000,000.


The Company has been informed that the note holders do not presently intend to or are not able to purchase additional notes towards the maximum of $5,000,000. The Company is currently seeking other potential third party investors to purchase the notes. Given the Company's limited cash on hand as of November 19, 2002, in the event the Company is unable to obtain third party financing by November 27, 2002,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - CONTINUED



the Company will have to consider a number of strategic options, including but limited to liquidating some or all of the Company's assets or bankruptcy.


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

The Registration Rights Agreement relating to the Company's recent issuances of the Company's Series K Convertible Preferred Stock requires the Company to register the shares of Common Stock issuable upon conversion of shares of Series K Convertible Preferred Stock within 180 days or pay certain liquidated damages. The liquidated-damages provisions were scheduled to take effect on January 29, 2002, and require the Company to pay 2% of the gross proceeds of the Series K Convertible Preferred Stock sold for the first 30 days after issuance if such Common Stock is not registered by January 29, 2002. In addition, the Company would be required to pay 3.5% of the gross proceeds to a major investor for each successive 30-day period thereafter during which the Common Stock is not registered. For other investors, the Company would be required to pay 2% of the gross proceeds for each successive 30-day period thereafter during which the Common Stock is not registered. Beginning April 1, 2002, the liquidated damages would be approximately $73,125 and would increase substantially each succeeding month, as further disclosed in the Notes to the Company's financial statements. A registration statement relating to such Common Stock was filed on September 28, 2001 and amended on January 16, 2002 , February 12, 2002 and September 27, 2002, but had not been declared effective as of November 1, 2002.

Unless the Company can obtain a waiver of such provisions from the holders of the Company's Series K Convertible Preferred Stock, the Company will be contractually required to make such payments, which could have a material adverse impact on the Company's liquidity.

PREFERRED STOCK

During the three months ended September 30, 2002, 9,170 shares of Series F Convertible Preferred Stock were converted into 422,580 shares of common stock prior to the 1 for 10 stock split.

During the three months ending September 30, 2002, 100 shares of Series K Convertible Preferred Stock were converted to 413,223 shares of common stock prior to the 1 for 10 stock split.

COMMON STOCK


On September 9, 2002 the Company effectuated a 1 for 10 reverse common stock split.


During the three months ending September 30, 2002, 773,721 shares of pre split common stock were issued for payment of dividends on Series F convertible preferred stock and 195,652 shares of pre split common stock were issued for payment of dividends on Series E convertible preferred stock.

During the three months ending September 30, 2002, 94,098 shares of post split common stock were issued for payment of dividends on Series K convertible preferred stock; 5,921 shares of post split common stock were issued for payment of dividends on Series E convertible preferred stock; 39,977 shares of post split common stock were issued for payment of dividends on Series F convertible preferred that were due for the period ending September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


During the three months ending September 30, 2002, 6,845 shares of post split common stock were issued pursuant to the employee stock purchase program.

During the three months ending September 30, 2002, 370,736 shares of pre split common stock were issued for expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ending September 30, 2002 does not differ materially from that discussed in our Annual Report on From 10-K for 2001.

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

ITEM 4. DISCLOSURE REQUIRED BY ITEM 307 OF REGULATION S-K

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.


There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                                     PART II

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


        None.


Item 2.     CHANGES IN SECURITIES


The Company effectuated a 1-for-10 reverse stock split, with a record date of August 30, 2002 and an effective date of September 9, 2002.

During the three months ending September 30, 2002, 370,736 shares of unregistered Common Stock were issued for expenses in the amount of $101,221 pursuant to the Section 4(2) exemption under the Securities Act of 1933, as amended.


During August & September 2002, the company entered into convertible notes of $2,175,000. These notes are convertible into A-1 preferred stock. The company has relied on 506 of Regulation B.

5. OTHER MATTERS

On August 1, 2002, the Company received notice from NASDAQ that it does not meet NASDAQ's new $2,500,000 stockholder equity requirement. As of March 31, 2002, the Company's stockholder equity was $2,217,000. As of June 30, 2002, the Company's stockholder's equity was $2,505,000.


On August 13, 2002, the Company failed to gain compliance with NASDAQ Marketplace Rules requiring that the company's common stock trade above $1.00 per share for a period of time. The compliance deadline was indicated in NASDAQ's letter of February 14, 2002 to the Company. The Company had its hearing with NASDAQ on September 27, 2002. On November 6, 2002, the Company was delisted from Nasdaq's Smallcap Market and trades on the OTCBB.

On August 1, 2002, the Company received notice from NASDAQ that the Company does not have a sufficient number of independent directors, as is required under NASDAQ Marketplace Rules. The Company on September 4, 2002 announced the addition of 3 new board members, Ron Eibensteiner, Kevin Malley and Edward Harris. [Indicate the dates these directors resigned]







Item 6.  EXHIBITS AND REPORTS

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

                                        INNOVATIVE GAMING CORPORATION OF AMERICA


                                                         /s/
                                        ----------------------------------------
                                        Laus M. Abdo
                                        President, Chief Executive Officer,
                                        Chief Financial Officer

Date: November 19, 2002


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


                                                        /s/
                                        ----------------------------------------
                                        Laus M. Abdo
                                        President, Chief Executive Officer,
                                        Chief Financial Officer

                                       CT


I, Laus M. Abdo, Chief Executive Officer and Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the  Company;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002





                                                           /s/
                                            ------------------------------------
                                            Laus M. Abdo
                                            President, Chief Executive Officer,
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description                       Manner of Filing
-----------   --------------------------------------------     ----------------
10.13         Accountants concur with change in revenue        Filed with this
              recognition policy, dated November 6, 2002.      Report.